Form 10-Q
period 1997-09-28
WELLS ALUMINUM CORP
filed 1997-11-10
CIK 828737

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER: 333-31071

                           WELLS ALUMINUM CORPORATION
             (Exact name of Registrant as Specified in Its Charter)


                      MARYLAND                                   35-1139550
           (State or Other Jurisdiction of                    (I.R.S. Employer
           Incorporation or Organization)                    Identification No.)

          809 GLENEAGLES COURT, SUITE 300                           21286
                BALTIMORE, MARYLAND                              (Zip Code)
      (Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (410) 494-4500

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No    [x]

         As of November 10, 1997, the registrant had 909,005 shares of Common Stock outstanding.

                           WELLS ALUMINUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                                                          Page

    Balance Sheets as of September 28, 1997 and December 31, 1996 (audited)                          1

    Statements of Operations for the three months and nine months ended September 28, 1997
      and September 29, 1996                                                                         2

    Statements of Cash Flows for the nine months ended September 28, 1997 and September
      29, 1996                                                                                       3

    Notes to Financial Statements                                                                    4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                7


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                           15


SIGNATURES                                                                                          16

PART 1.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

WELLS ALUMINUM CORPORATION
BALANCE SHEETS

                                                               September 28,       December 31,
(IN THOUSANDS)                                                     1997                1996
                                                             -----------------   ----------------
ASSETS                                                         (Unaudited)
Current Assets:
       Cash and cash equivalents                              $     10,654     $          277
       Accounts receivable, principally trade,
              less allowance for doubtful accounts                  35,780             22,279
       Inventories                                                  19,219             19,838
       Other current assets                                            540                938
                                                             -------------       ------------
              Total current assets                                  66,193             43,332

Property, plant and equipment, at cost less
   accumulated depreciation                                         26,044             26,723
Debt issuance costs, net of accumulated amortization                 4,466              2,104
Goodwill and other intangibles, net of accumulated amortization     35,676             36,567
Other assets                                                           788                 --
                                                                ----------          ---------

              Total assets                                      $  133,167          $ 108,726
                                                                ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable, principally trade                      $   27,805        $    19,590
       Accrued expenses                                              9,432              5,567
                                                                ----------        -----------
              Total current liabilities                             37,237             25,157

Long-term debt, less current portion                               105,000             40,078
Deferred income taxes                                                5,471              5,750
Deferred benefit plan obligations                                    3,073              3,269
                                                                 ---------        -----------

              Total liabilities                                    150,781             74,254
                                                               -----------         ----------

Stockholders' equity:
       Common stock, Class A, par value $.01 per share                   9                  8
       Common stock, Class B, par value $.01 per share                  --                  1
       Additional paid-in capital                                    1,215             24,390
       Accumulated earnings (deficit)                              (18,346)            10,565
       Additional minimum pension liability                           (492)              (492)
                                                              ------------       ------------
              Total stockholders' equity                           (17,614)            34,472
                                                                ----------         ----------

              Total liabilities and stockholders' equity       $   133,167          $ 108,726
                                                               ===========          =========

                                                                       See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended             Nine Months Ended
                                           ------------------             -----------------
(IN THOUSANDS)                            Sep. 28,     Sep. 29,         Sep. 28,     Sep. 29,
                                            1997        1996              1997         1997
                                          ---------  -----------      ----------- ----------
Net sales                                 $ 72,916   $ 57,743         $ 192,954   $ 172,809

Cost of sales                               61,543     47,959           161,425     144,908
                                          ---------  -----------      ----------- ----------

Gross profit                                11,373      9,784            31,529      27,901

Selling, general and administrative
       expenses                              4,569      3,835            12,637      11,825

Compensation from settlement of
       employee stock options                   --         --             4,070          --
                                          ---------  -----------      ----------- ----------

Operating profit                             6,804      5,949            14,822      16,076

Interest expense, net of interest income     2,774      1,278             5,723       4,005
                                          ---------  -----------      ----------- ----------

Earnings before income taxes and
       extraordinary item                    4,030      4,671             9,099      12,071

Income taxes                                 1,714      2,073             3,951       5,358
                                          ---------  -----------      ----------- ----------

Earnings before extraordinary item           2,316      2,598             5,148       6,713

Extraordinary loss on refinancing
      of debt, net of income taxes             149         --             1,292          --
                                          ---------  -----------      ----------- ----------

Net earnings                              $  2,167   $  2,598         $   3,856   $   6,713
                                          =========  ===========      =========== ==========


                                                                       See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                       Nine Months Ended
                                                                 -----------------------------
(IN THOUSANDS)                                                      Sep. 28,       Sep. 29,
                                                                      1997           1996
                                                                 -------------  ------------
OPERATING ACTIVITIES:
Net earnings                                                       $     3,856   $     6,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                     3,173         3,027
       Settlement of employee stock options                              1,263            --
       Deferred income taxes                                              (117)         (500)
       Extraordinary loss on refinancing of debt                         1,292            --
       Changes in operating assets and liabilities:
              Accounts receivable, net                                 (13,501)       (3,617)
              Inventories                                                  619         2,491
              Accounts payable and accrued expenses                     12,054         2,998
              Other assets and liabilities                                  21         1,305
                                                                 -------------  ------------
Net cash provided by operating activities                                8,660        12,417
                                                                 -------------  ------------

INVESTING ACTIVITIES:

Purchase of property, plant and equipment                              (1,171)        (1,975)
                                                                 -------------  -------------
Net cash used in investing activities                                  (1,171)        (1,975)
                                                                 -------------  -------------

FINANCING ACTIVITIES:

Principal payments on long-term debt                                  (69,791)       (61,587)
Proceeds from long-term debt                                          134,700         51,900
Payment of debt issuances costs                                        (4,816)            --
Proceeds from exercise of employee stock options                            --            30
Payment of special cash dividend                                      (55,990)            --
Repurchase of common stock                                             (1,215)            --
                                                                 -------------  ------------
Net cash provided by (used in) financing activities                     2,888         (9,657)
                                                                 -------------  -------------

Net increase in cash                                                   10,377            785
Cash at beginning of period                                               277            342
                                                                 -------------- -------------
Cash at end of period                                               $  10,654    $     1,127
                                                                 ============== =============



                                                                       See accompanying notes.

WELLS ALUMINUM CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(IN THOUSANDS)

1.     GENERAL

       Wells Aluminum Corporation (the "Corporation") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including construction, transportation, and durable goods.

2.     BASIS OF PRESENTATION

       The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the nine months ended September 28, 1997. Operating results for the interim periods of 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

3.     INVENTORIES

       The aluminum component of inventories, representing 70% and 68% of total inventories at September 28, 1997 and December 31, 1996, respectively, is stated at the lower of cost or market, using the last-in, first-out method (LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market using the weighted average cost method.

       The components of inventories are as follows:

                                                    Sep. 28,       Dec. 31,
                                                      1997           1997
                                                  -----------   ------------

Raw materials                                        $ 11,564      $ 11,073
Finished goods and work-in-progress                     9,412         8,929
Supplies                                                  486           525
                                                  -----------   ------------
                                                       21,462        20,527
Less LIFO reserve                                      (2,243)         (689)
                                                  -----------   ------------
                                                     $ 19,219      $ 19,838
                                                     ========      ========



4.     RELATED PARTY TRANSACTIONS

       During the nine months ended September 28, 1997 and September 29, 1996, the Corporation purchased aluminum from CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), an owner of 180,360.5 shares of the Corporation's Class A common stock, in amounts of $51.0 million and $50.4 million, respectively.
Amounts payable to Venalum at September 28, 1997 and December 31, 1996 were $12.5 million and $8.6 million, respectively.

5.     RECAPITALIZATION

       On May 5, 1997, 125,000 shares of Class B Common Stock were converted to 125,000 shares of Class A Common Stock, increasing the total shares of Class A Common Stock outstanding to 903,062.5.

       On May 28, 1997, the Corporation issued and sold $105.0 million principal amount of 10.125% Series A Senior Notes due 2005 (the "Notes"). In connection with the consummation of the issuance and sale of the Notes, the Corporation repaid existing indebtedness and entered into a New Credit Facility, a secured working capital line of $15.0 million, which matures in 2002.

       The offering of the Notes, the repayment of indebtedness under an existing Bank Credit Facility (approximately $21.2 million outstanding as of May 28, 1997), the retirement of 14.125% Senior Subordinated Notes due 2001 (the "Subordinated Notes"), and the entering into of a New Credit Facility were part of an overall recapitalization of the Corporation (the "Recapitalization"). As part of the Recapitalization, the Corporation used a substantial portion of the proceeds received from the issuance and sale of the Notes to pay a special cash dividend to holders of its common stock, settle existing employee stock options, and repurchase, or offer to repurchase, shares of common stock held by certain stockholders.

       In the nine months ended September 28, 1997, the Corporation paid a special cash dividend of $62.00 per share, or $56.0 million, to the holders of common stock, paid an aggregate of $37.5 million related to the repayment or retirement of debt, and paid $1.2 million for the repurchase and retirement of
152,100 shares of Class A Common Stock from certain shareholders. The Corporation also incurred $4.1 million of compensation expense and issued 158,042.5 shares of Class A Common Stock related to the settlement of employee stock options. The compensation expense represents the difference between fair market value and the exercise price on the settlement of 57,000 employee stock options and $0.9 million of bonuses paid to satisfy a portion of income taxes incurred by option holders as a result of receiving shares of common stock.

       At September 28, 1997, there were 909,005 shares of Class A Common Stock outstanding.

6.     INDEBTEDNESS

       At September 28, 1997, indebtedness consisted of $105.0 million of Notes. The Corporation retired the Subordinated Notes on July 15, 1997, using proceeds held in escrow from the issuance and sale of the Notes. At December 31, 1996, indebtedness consisted of $25.1 million of loans under a Bank Credit Facility and $15.0 million of Subordinated Notes.

7.     INTEREST EXPENSE

       Interest expense, net of interest income, is as follows:

                                  Three Months Ended               Nine Months Ended
                               Sep. 28,     Sep. 29,             Sept. 28,     Sep. 29,
                                1997          1996                  1997          1996
                             ------------------------            ---------------------

Interest expense             $ 2,915        $1,287               $ 6,009        $4,014
Interest (income)               (141)           (9)                 (286)           (9)
                             --------       -------              --------       -------
                             $ 2,774        $1,278               $ 5,723        $4,005

8.     FUTURES CONTRACTS AND FORWARD SALES CONTRACTS

       In the normal course of business, the Corporation enters into forward sales contracts with certain customers for the sale of fixed quantities of finished products at scheduled intervals. The aluminum cost component of the forward sales contract is fixed for the duration of the contract, based on forward market prices at the inception of the contract. In order to hedge its exposure to aluminum price volatility under these forward sales contracts, the Corporation enters into aluminum futures contracts (a financial hedge) based on scheduled deliveries.

       At September 28, 1997, the Corporation was party to $2.7 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between October 1997 and November 1998, covering 3.7 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Corporation does not engage in any speculative trading of futures contracts.

9.     COMMITMENTS AND CONTINGENCIES

       At September 28, 1997, the Corporation has commitments with Venalum to purchase 24.0 million pounds of aluminum through December 1997 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the term of this agreement.

       The Corporation has received notice of claims asserting potential liability under various federal and state environmental laws. The Corporation accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Based upon information that is currently available, management does not expect that the resolution of environmental claims will have a material adverse effect on the Corporation. However, given the inherent uncertainties in evaluating environmental exposure, it is not possible to predict the amount of future costs of environmental claims which may be subsequently determined. The Corporation has not anticipated any insurance proceeds or third-party payments in determining its estimated liability for environmental remediation.

       The Corporation is also a party to a number of other lawsuits and claims arising out of the conduct of its business. Although the ultimate results of lawsuits and other proceedings against the Corporation cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Corporation and its operations.

10.    SUBSEQUENT EVENTS

       At November 7, 1997, the Corporation has commitments with four North American suppliers to purchase 65.5 million tons of aluminum from January 1998 through January 1999 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the terms of these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Wells Aluminum Corporation (the "Corporation") is a custom extruder, finisher and fabricator of soft alloy aluminum products, serving principally the building and construction, transportation and consumer durable markets. The Corporation operates a network of seven facilities with 12 extrusion presses, located in six states in the midwestern and southeastern United States, and also has its own casting facility for aluminum billet.

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Corporation's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs and availability (primarily aluminum), labor market conditions, the Corporation's level of utilization of its extrusion, finishing and fabrication capacities, and the impact of capacity utilization on costs, whether and to what extent the Corporation's capital expenditures can facilitate reductions in variable costs, the highly competitive nature of the extrusion industry, and developments with respect to contingencies such as environmental matters and litigation.


BASIS OF PRESENTATION

       The following discussions of financial condition and the results of operations for the three months and the nine months ended September 28, 1997 and September 29, 1996 are based on the unaudited results achieved by the Corporation. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end.

       Adjusted EBITDA is defined as earnings before interest expense, income taxes and depreciation and amortization, and excludes LIFO charges or income, extraordinary items and compensation from settlement of employee stock options. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.

Statement of Operations Data:


                                Three Months Ended                   Nine Months Ended
                             -----------------------             ----------------------
Amounts in Thousands         Sep. 28,       Sep. 29,                Sept. 28,   Sep. 29,
Except Per Pound Data          1997           1996                  1997          1996
                             ----------     ---------            ---------    ----------
Net Sales - Products         $  61,851      $ 54,794             $ 174,758    $ 159,247
Net Sales - Metal               11,065         2,949                18,196       13,562
                             ----------     ---------            ---------    ----------
   Net Sales                    72,916        57,743               192,954      172,809

Cost of Sales - Products        51,006        45,570               142,079      133,049
Cost of Sales - Metal           10,918         3,004                17,792       13,608
LIFO Charges (Income)             (381)         (615)                1,554       (1,749)
                             ----------     ---------            ---------    ----------
   Cost of Sales                61,543        47,959               161,425      144,908

Gross Profit                    11,373         9,784                31,529       27,901
Operating Profit                 6,804         5,949                14,822       16,076
                             ---------      --------             ---------    ---------
Net Earnings                 $   2,167      $  2,598             $   3,856    $   6,713

Other Measurement Data:


                                     Three Months Ended                  Nine Months Ended
                                    --------------------              -----------------------
Amounts in Thousands                 Sep. 28,   Sep. 29,                 Sept. 28,   Sep. 29,
Except Per Pound Data                 1997        1996                    1997         1996
                                    --------------------              -----------------------
Pounds of Product Shipped            40,363       36,505                  115,453    103,826
Gross Sales - Products               64,083       57,089                  181,431    165,935
Gross Sales - Price per Pound         1.588        1.564                    1.571      1.598

Adjusted EBITDA                       7,342        6,229                   23,187     16,982
Adjusted EBITDA per Pound             0.182        0.171                    0.201      0.164

Average Market Price of Aluminum
   per Pound                          0.780        0.701                    0.744      0.740
Market Price of Aluminum per Pound
   at Period-End                       ----         ----                    0.783      0.652

      ALUMINUM PRICES. For the periods indicated, approximately 60% of the Corporation's cost of sales - products reflect the cost of aluminum, its principal raw material. The Corporation seeks to manage aluminum price fluctuations, which can be volatile, principally either by passing aluminum prices through to customers by systematic market indexed pricing or by fixing the cost of aluminum by hedging against committed fixed price sales to customers. As a result, increases and decreases in aluminum prices have generally caused similar increases and decreases in selling prices, sales and costs of sales, and generally have had little impact on the Corporation's level of profitability for the periods described herein.

      BUSINESS ACTIVITY. The Corporation's experience indicates that pounds of product shipped has a direct impact on profitability, since a significant portion of the Corporation's operating costs are fixed. The Corporation defines pounds of product shipped as the weight of all extrusions shipped, including those pounds transferred within the Corporation from which it manufactures fabricated parts, components and assemblies, but excluding the pounds of aluminum related to excess metal sales as described herein.

      FINANCIAL AND OTHER MEASURES. The Corporation believes that its abilities to manage its sales spread (gross sales minus aluminum costs), control variable spending and minimize its fixed cost structure are significant determinants of profitability and resultant cash flow. The Corporation, therefore, monitors its sales spread per pound, variable costs per pound and fixed costs per pound, focusing on operating profit as a key performance measure. In addition, the Corporation monitors Adjusted EBITDA, as it is relevant for debt covenant analysis under the New Credit Agreement and it can also be used as a measure of the Corporation's ability to service its debt.

      LIFO INVENTORY. The Corporation values its aluminum inventory under the last-in, first-out (LIFO) method. During periods of rising aluminum prices, compared to historical LIFO inventory values, the Corporation may incur LIFO charges, which will reduce taxable income, and when aluminum prices subsequently decline, the Corporation may recognize LIFO income, which will increase taxable income. As a result of fluctuations in earnings levels resulting from the application of LIFO, the Corporation excludes LIFO charges and LIFO income from certain measures, such as Adjusted EBITDA.

      EXCESS METAL SALES. The Corporation's policy is to sell excess metal (primary aluminum ingot and billet) on the open market when necessary to maintain aluminum inventory levels consistent with near-term business needs. Imbalances in inventory can arise from the ongoing and efficient operation of the Corporation's casting facility and from the Corporation's obligations to purchase fixed amounts of primary aluminum ingot and billet under a long-term supply agreement with CVG Industria Venezolana de Aluminio, C.A. ("Venalum"). The sale of excess metal, which also reflects aluminum price fluctuations, has minimal effect on profit performance since the prices of metal bought and metal sold are closely matched. Pounds of excess metal sold are not included in the calculation of pounds of product shipped, the Corporation's primary indicator of business activity. In the normal course of business, the Corporation also sells secondary aluminum billet and aluminum scrap, which are not accounted for as excess metals sales.

THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1996

      The Corporation's net sales increased to $72.9 million in the three months ended September 28, 1997 from $57.7 million in the three months ended September 29, 1996, an increase of $15.2 million or 26.3%. Net sales products increased to $61.9 million in the three months ended September 28, 1997 from $54.8 million in the three months ended September 29, 1996, an increase of $7.1 million or 13.0%. Sales of value added products increased $1.6 million, or 4.7%, to $35.4 million with sales of fabricated products increasing 6.9%. Sales of mill finished extrusions increased 23.1%, primarily due to increased shipments of mill finished products to truck and trailer manufacturers, pleasure boat manufacturers and several distributor accounts. The gross sales price per pound increased by 1.5%, due to an increase of $0.079 in the average market price per pound of aluminum which was offset by the effect of a higher sales mix of mill finished extrusions.

      Pounds of product shipped increased 3.9 million pounds, or 10.7%, to 40.4 million in the three months ended September 28, 1997 from 36.5 million pounds of product shipped in the three months ended September 29, 1996. Shipments to commercial construction increased 0.2 million pounds, with volume increases in many product categories offsetting the loss of a curtain wall and store front account, the completion of a contract involving a bridge renovation project and the loss of a commercial door account. In residential construction, shipments were up 1.4 million pounds with increased shipments to door and window manufacturers and to the mobile home sector despite a decision to shift capacity to the more profitable distributor market. Shipments to transportation increased
2.2 million pounds, due to increased business with major truck, utility vehicle and trailer manufacturers. In consumer durables, shipments were down 0.2 million pounds with an increase in demand for pleasure boats more than offset by a decrease in demand for other consumer durables. Shipments to equipment/electrical increased 0.1 million pounds due to the continuing strong performance of several niche accounts. The increase of 0.2 million pounds to distributors/other resulted mainly from continuing sales efforts to increase custom extrusion business with select distributors, including a Puerto Rico based distributor who is expanding throughout the Caribbean basin.

      Cost of sales  increased  to $61.5  million  for the  three  months  ended
September 28, 1997 from $48.0 million in the three months ended September 29, 1996, an increase of $13.5 million or 28.1%. Cost of sales - products increased to $51.0 million for the three months ended September 28, 1997 from $45.6 million for the three months ended September 29, 1996, an increase of $5.4 million or 11.8%. This increase resulted from a $1.2 million increase in operating costs and a $4.2 million increase in aluminum costs. Variable costs per pound, however, decreased to $0.433 in the three months ended September 28, 1997 from $0.446 in the three months ended September 29, 1996, an improvement of $0.013 per pound. This improved performance was due to effective capacity utilization, continuing extrusion press and casting efficiencies, and control of variable spending.

      Gross profit increased to $11.4 million in the three months ended September 28, 1997 from $9.8 million in the three months ended September 29, 1996, an increase of $1.6 million or 16.3%.

      Selling, general and administrative expenses increased to $4.6 million in the three months ended September 28, 1997 from $3.8 million in the three months ended September 29, 1996, an increase of $0.8 million or 21.1%. This increase is primarily attributable to an increase of $0.4 million in incentive compensation and an increase of $0.1 million in sales and marketing expenses, both related to the increased level of business activity. Other general and administrative expenses increased by $0.3 million.

      Operating profit increased to $6.8 million in the three months ended September 28, 1997 from $5.9 million in the three months ended September 29, 1996, a increase of $0.9 million or 15.3%.

      Interest expense, net of interest income, increased to $2.8 million in the three months ended September 28, 1997 from $1.3 million in the three months ended September 29, 1996, an increase of $1.5 million. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization, offset in part by an increase in interest income. Income tax expense decreased to $1.7 million in the three months ended September 28, 1997 from $2.1 million in the three months ended September June 30, 1996, a decrease of $0.4 million. The effective tax rates for the three months ended September 28, 1997 and September 29, 1996 were 43% and 44%, respectively, which differed from the federal statutory rate of 35% due to the goodwill amortization and state income taxes.

      In the three months ended September 28, 1997, the Corporation incurred an extraordinary loss of $0.1 million (net of applicable income taxes of $0.1 million) on the refinancing of debt related to the Recapitalization.

      As a result of the above factors, net earnings decreased to $2.2 million in the three months ended September 28, 1997 from $2.6 million in the three months ended September 29, 1996, a decrease of $0.4 million or 15.4%.

      Adjusted EBITDA, as previously defined herein, increased to $7.3 million in the three months ended September 28, 1997 from $6.2 million in the three months ended September 29, 1996, an increase of $1.1 million or 17.7%. The improvement in Adjusted EBITDA consisted of $1.2 million from increased sales volume and $0.3 million from a net reduction in operating costs (as previously discussed), offset by a decrease in sales spread of $0.4 million. Adjusted EBITDA per pound, in turn, increased $0.011 to $.182 for the three months ended September 28, 1997 since the increase in Adjusted EBITDA was substantially greater than the increase in pounds shipped.

NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 1996

      The Corporation's net sales increased to $193.0 million in the nine months ended September 28, 1997 from $172.8 million in the nine months ended September 29, 1996, an increase of $20.2 million or 11.7%. Net sales products increased to $174.8 million in the nine months ended September 28, 1997 from $159.2 million in the nine months ended September 29, 1996, an increase of $15.6 million or 9.8%. Sales of valued added products increased $2.9 million, or 3.0%, to $100.3 million with sales of fabricated products increasing 7.5%. Sales of mill finished extrusions increased 18.5%, primarily due to increased shipments of mill finished products to truck, trailer and utility vehicle manufacturers, and several material handling and distributor accounts. The gross sales price per pound declined 1.7%, due to the effect of a higher sales mix of mill finished extrusions which was partially offset by an increase of $0.034 in the average market price per pound of aluminum.

      Pounds of product  shipped  increased 11.7 million  pounds,  or 11.3%,  to
115.5 million in the nine months ended September 28, 1997 from 103.8 million pounds of product shipped in the nine months ended September 29, 1996. Shipments to commercial construction decreased 1.8 million pounds, largely due to the loss of a curtain wall and store front account, the completion of a contract involving a bridge renovation project and the loss of a commercial door account. In residential construction, shipments increased 1.3 million pounds with increased shipments to door and window manufacturers offsetting slightly decreased shipments to the mobile home sector reflecting a decision to shift capacity to the more profitable distributor sector. Shipments to transportation increased 5.3 million pounds, due to increased business with major truck, utility vehicle and trailer manufacturers. In consumer durables, shipments were down 1.1 million pounds with an increase in demand for office furniture more than offset by a decrease in demand for pleasure boats and other consumer durables. Shipments to equipment/electrical increased 2.2 million pounds due to continuing strong performance of several niche accounts, particularly those related to materials handling. The increase of 5.8 million pounds to distributors/other resulted mainly from continuing sales efforts to increase custom extrusion business with select distributors.

      Cost of sales increased to $161.4 million for the nine months ended September 28, 1997 from $144.9 million in the nine months ended September 29, 1996, an increase of $16.5 million or 11.4%. Cost of sales - products increased to $142.1 million for the nine months ended September 28, 1997 from $133.0 million for the nine months ended September 29, 1997, an increase of $9.1 million or 6.8%. This increase resulted from a $2.8 million increase in operating costs and a $6.2 million increase in aluminum costs. Variable costs per pound, however, decreased to $0.421 in the nine months ended September 28, 1997 from $0.444 in the nine months ended September 29, 1996, an improvement of $0.023 per pound. This improved performance was due to effective capacity utilization, continuing extrusion press and casting efficiencies, and control of variable spending.

      Gross profit increased to $31.5 million in the nine months ended September 28, 1997 from $27.9 million in the nine months ended September 29, 1996, an increase of $3.6 million or 12.9%.

      Selling, general and administrative expenses, including compensation from the settlement of employee stock options, increased to $16.7 million in the nine months ended September 28, 1997 from $11.8 million in the nine months ended September 29, 1996, an increase of $4.9 million or 41.5%. This increase is primarily attributable to an increase of $4.1 million in compensation related to the settlement of employee stock options as part of the Recapitalization and also increases of $0.4 million in incentive compensation and $0.2 million in sales and marketing expenses, both related to the increased level of business activity. Other general and administrative expenses increased by $0.2 million.

      Operating profit decreased to $14.8 million in the nine months ended September 28, 1997 from $16.1 million in the nine months ended September 29, 1996, a decrease of $1.3 million or 8.1%.

      Interest expense, net of interest income, increased to $5.7 million in the nine months ended September 28, 1997 from $4.0 million in the nine months ended September 29, 1996, an increase of $1.7 million. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization, offset in part by an increase in interest income. Income tax expense decreased to $4.0 million in the nine months ended September 28, 1997 from $5.4 million in the nine months ended September 29, 1996, a decrease of $1.4 million. The effective tax rates for the nine months ended September 28, 1997 and September 29, 1996 were 43% and 44%,respectively, which differed from the federal statutory rate of 35% due to the goodwill amortization and state income taxes.

      In the nine months ended September 28, 1997, the Corporation incurred an extraordinary loss of $1.3 million (net of applicable income taxes of $0.8 million) on the refinancing of debt related to the Recapitalization.

      As a result of the above factors, net earnings decreased to $3.9 million in the nine months ended September 28, 1997 from $6.7 million in the six months ended June 30, 1996, a decrease of $2.8 million or 41.8%.

      Adjusted EBITDA, as previously defined herein, increased to $23.2 million in the nine months ended September 28, 1997 from $17.0 million in the nine months ended September 29, 1996, an increase of $6.2 million or 36.5%. The improvement in Adjusted EBITDA consisted of $3.6 million from increased sales volume and $3.2 million from a net reduction in operating costs (as previously discussed), offset by a decrease of $0.3 million in sales spread. Adjusted EBITDA per pound, in turn, increased $0.037 to $0.201 for the nine months ended September 28, 1997 since the increase in Adjusted EBITDA was substantially greater than the increase in pounds shipped.

LIQUIDITY AND CAPITAL RESOURCES

      The Corporation has historically obtained funds from its operations, augmented by borrowings under various credit agreements. Aluminum price changes increase or decrease working capital requirements since the dollar value of accounts receivable, inventories and accounts payable reflect these changes. Working capital requirements are generally higher during periods of higher aluminum prices.

      CASH FLOWS FROM OPERATING ACTIVITIES

      Cash provided by operations for the nine months ended September 28, 1997 and September 29, 1996 was $8.7 million and $12.4 million, respectively, a decrease of $3.7 million or 29.8%. Cash flow decreased as a result of reduced net earnings, reflecting the non-recurring compensation charge and increased interest costs. In addition, cash flow decreased as a result of increases in accounts receivable and inventories resulting from increased levels of business activity and increased aluminum prices.

      Total working capital at September 28, 1997 was $29.0 million compared to $18.2 million at December 31, 1996, an increase of $10.8 million or 59.3%. Cash and cash equivalents increased $10.4 million due in part to the terms and conditions of the Notes outstanding (see Cash Flows from Financing Activities), including the payment of interest semiannually on December 1 and June 1. Increases in other working capital accounts reflected the impact of increased business activity, the effect of rising aluminum prices, and the impact of increased debt outstanding and higher interest rates. As discussed above, changes in aluminum prices are typically passed through to customers.

      CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for property, plant and equipment for the nine months ended September 28, 1997 and September 29, 1996 were $1.2 million and $2.0 million, respectively. The Corporation curtailed its capital expenditure program during the first six months of 1997 due to the Recapitalization. The Corporation anticipates that expenditures for property, plant and equipment will approach $2.0 million in 1997 and will average $3.5 million per annum for the next five years. Approximately $2.5 million of the annual $3.5 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital.

      CASH FLOWS FROM FINANCING ACTIVITIES

      On May 28, 1997, the Corporation issued and sold $105.0 million principal amount of 10.125% Series A Senior Notes due 2005 (the "Notes"). The Corporation is required to make semi-annual payments of interest on the Notes. The Corporation used a portion of the proceeds from the issuance of the Notes to repay an existing Credit Facility (approximately $21.2 million outstanding as of May 28, 1997) and to retire its 14.125% Senior Subordinated Notes due 2001 (the "Subordinated Notes"). Upon the issuance of the Notes, the Corporation entered into a New Credit Facility, a secured working capital line of $15.0 million, which matures June 1, 2002. Under the New Credit Facility, the Corporation is required to make payments of interest on a monthly or quarterly basis. As of September 28, 1997, there were no loans outstanding under the New Credit Facility.

      The offering of the Notes, the repayment of the Old Credit Facility, the retirement of the Subordinated Notes, and the entering into of a New Credit Facility were part of an overall recapitalization of the Corporation (the "Recapitalization"). As part of the Recapitalization, the Corporation used a substantial portion of the proceeds received from the issuance and sale of the Notes to pay a special cash dividend to holders of its common stock, settle existing employee stock options, and repurchase, or offer to repurchase, shares of common stock held by certain stockholders.

      In the nine months ended September 28, 1997, the Corporation paid a special cash dividend of $62.00 per share, or $56.0 million, to holders of common stock, paid an aggregate of $37.5 million for the repayment and retirement of debt, and paid $1.2 million for the repurchase and retirement of
152,100 shares of Class A Common Stock from certain shareholders. The Corporation also incurred $4.1 million of compensation expense and issued 158,042.5 shares of Class A Common Stock related to the settlement of employee stock options. The compensation expense represents the difference between fair market value and the exercise price on the settlement of 57,000 employee stock options and $0.9 million of bonuses paid to satisfy a portion of income taxes incurred by options holders as a result of receiving shares of common stock.

      On November 7, 1997, the Corporation consummated an exchange of 100% of the Notes for $105.0 million aggregate principal amount of 10.125% Series B Senior Notes due 2005, which are registered under the Securities Act of 1933, as amended.

      INDEBTEDNESS AND LIQUIDITY

      As of September 28, 1997, the Corporation had $105 million of Notes outstanding and no borrowings under the New Credit Facility. The significant indebtedness incurred by the Corporation as a result of the Recapitalization will have several important consequences, the foremost being that interest expense will be substantially higher than prior to the Recapitalization. The ability of the Corporation to satisfy its obligations pursuant to such indebtedness, including pursuant to the New Notes and the Indenture, will be dependent upon the Corporation's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Corporation, some of which are not in the Corporation's control. The Corporation's liquidity may also be impacted by environmental and other regulatory matters.

      The Corporation currently believes that cash flow from operating activities, together with borrowings available under the New Credit Facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.


FUTURES CONTRACTS AND FORWARD SALES CONTRACTS

      In the normal course of business, the Corporation enters into forward sales contracts with certain customers for the sale of fixed quantities of finished products at scheduled intervals. The aluminum cost component of the forward sales contract is fixed for the duration of the contract, based on forward market prices at the inception of the contract. In order to hedge its exposure to aluminum price volatility under these forward sales contracts, the Corporation enters into aluminum futures contracts (a financial hedge) based on scheduled deliveries.

      At September 28, 1997, the Corporation was party to $2.7 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between October 1997 and November 1998, covering 3.7 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Corporation does not engage in any speculative trading of futures contracts.

LIFO ADJUSTMENT AND INFLATION

      The largest component of the Corporation's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Corporation does not believe that inflation has had a significant impact on its results of operations for the three months and the nine months ended September 28, 1997 and September 29, 1996.

SEASONALITY

      The Corporation generally does not experience significant seasonality in its business. However, working capital requirements are often higher and operating results are often lower during the fourth quarter principally due to reduced shipments of product and increased inventory due to the decrease in sales during the holiday season and increased accounts receivable due to customers delaying payment until after the year-end.

COMMITMENTS

      At September 28, the Corporation has commitments  with Venalum to purchase
24.0 million pounds of aluminum through December 1997 at current market prices at the delivery dates. At November 7, 1997, the Corporation has commitments with four North American suppliers to purchase 65.5 million tons of aluminum from January 1998 through January 1999 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

CONTINGENCIES

      The  Corporation  has  received  notice  of  claims  asserting   potential
liability under various federal and state environmental laws. The Corporation accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Based upon information that is currently available, management does not expect that the resolution of environmental claims will have a material adverse effect on the Corporation. However, given the inherent uncertainties in evaluating environmental exposure, it is not possible to predict the amount of future costs of environmental claims which may be subsequently determined. The Corporation has not anticipated any insurance proceeds or third-party payments in determining its estimated liability for environmental remediation.

      The Corporation is also a party to a number of other lawsuits and claims arising out of the conduct of its business. Although the ultimate results of lawsuits and other proceedings against the Corporation cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Corporation and its operations.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibits 3.1 through 10.2 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Corporation's Registration Statement on Form S-4, as amended (File No. 333-31071).

        EXHIBIT
        NUMBER                        DESCRIPTION OF EXHIBIT
        ------                        ----------------------

          3.1 Articles of Restatement of the Certificate of Incorporation of Wells Aluminum Corporation (the "Corporation".

          3.2       By-laws of the Corporation.

          4.1 Indenture, dated as of May 28, 1997, between the Corporation and State Street Bank and Trust Corporation (formerly known as Fleet National Bank) (the "Trustee").

          4.2 Form of 101/8% Series A and Series B Senior Notes due 2005, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.1).

          4.3 Registration Rights Agreement, dated as of May 28, 1997, between the Corporation and Merrill Lynch & Co.

          10.1 Amendment and Restated Credit Agreement, dated as of May 28, 1997, among the Corporation, the lending institutions party thereto and Credit Agricole Indosuez, as agent.

          10.2 Amended and Restated General Security Agreement, dated as of May 28, 1997, between the Corporation and Credit Agricole Indosuez.

          27.1      Financial Data Schedule


(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed by the Corporation during the last quarter of the period covered by this report.

All other items were not applicable.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WELLS ALUMINUM CORPORATION


                        By:  /s/ W. Russell Asher
                           -----------------------------
                             W. Russell Asher
                             Senior Vice President and Chief Financial Officer (Principal Accounting Officer)


Dated: November 10, 1997