Form 10-Q/A
period 1997-09-28
WELLS ALUMINUM CORP
filed 1997-12-31
CIK 828737

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                    FORM 10-Q
                                    ---------


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

                           WELLS ALUMINUM CORPORATION


                               AMENDMENT NO. 1 TO
                          QUARTERLY REPORT ON FORM 10-Q


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

10.    SUBSEQUENT EVENTS


       At November 7, 1997, the Corporation has commitments with four North American suppliers to purchase 65.5 million pounds of aluminum from January 1998 through January 1999 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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



Dated: December 31, 1997