Form 10-K
period 1997-12-31
WELLS ALUMINUM CORP
filed 1998-03-30
CIK 828737

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

|X|
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

|_|
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number: 333-31071

                           Wells Aluminum Corporation
             (Exact name of Registrant as Specified in Its Charter)



                 Maryland
     (State or Other Jurisdiction of                           35-1139550
      Incorporation or Organization)                        (I.R.S. Employer
                                                           Identification No.)
     809 Gleneagles Court, Suite 300
           Baltimore, Maryland                                    21286
(Address of Principal Executive Offices)                       (Zip Code)


       Registrant's telephone number, including area code: (410) 494-4500

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

              As of March 30, 1998, the registrant had 909,005.0 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                                                                Page

PART I ............................................................................................................1
  Item 1. Business ................................................................................................1
  Item 2. Properties ..............................................................................................9
  Item 3. Legal Proceedings .......................................................................................9
  Item 4. Submission of Matters to a Vote of Security Holders ....................................................10
PART II ..........................................................................................................10
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ................................. 10
  Item 6. Selected Financial Data ................................................................................10
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ..................11
  Item 8. Financial Statements and Supplementary Data ............................................................20
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................40
PART III .........................................................................................................40
  Item 10.   Directors and Executive Officers of the Registrant ..................................................40
  Item 11.   Executive Compensation ..............................................................................42
  Item 12.   Security Ownership of Certain Beneficial Owners and Management ......................................45
  Item 13.   Certain Relationships and Related Transactions ......................................................47
PART IV ..........................................................................................................47
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................................47
SIGNATURES .......................................................................................................49

                                     PART 1.

ITEM 1.      BUSINESS

     The following description of Wells Aluminum Corporation ("Wells" or the "Company"), the aluminum extrusion industry, and the Company's business contains statements which constitute forward looking statements, and not historical facts, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of the Company or its officers primarily with respect to the future prospects, financial condition and operating performance of the Company. Any such forward looking statements regarding the Company, the aluminum extrusion industry, and the Company's business are not guarantees of future performance and involve risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward looking statements.

THE COMPANY

     Wells Aluminum Corporation was incorporated in Maryland in November 1967 as the successor to an aluminum extrusion business which began in the early 1950's. Gibbons, Goodwin, van Amerongen ("GGvA") is the sole general partner of Wells Holdings Limited Partnership, which currently owns 61.6% of the outstanding shares of the Company's common stock. As a result, GGvA has the controlling interest in the Company and has the power to elect a majority of the directors of the Company and to control all matters submitted to the stockholders of the Company, including approving business combinations involving the Company. CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), a nationally owned company in Venezuela, has a significant minority interest in the Company, holding 19.8% of the outstanding shares of the Company's common stock.

     Wells is a custom extruder, finisher and fabricator of soft alloy aluminum products, principally for the building/construction, transportation, consumer durables and equipment/electrical markets. In addition to the production of mill finished extrusions, the Company's operations include painting, anodizing and fabrication, which enables the Company to provide its customers with assembly-ready aluminum components and assemblies. The Company shipped approximately 154.9 million pounds of aluminum extrusions in 1997, an increase of 16.5 million pounds, or 11.9%, over the 1996 shipments of 138.4 million pounds.

     The Company's network of plants consists of seven facilities in six states in the midwestern and southeastern United States. These facilities contain twelve extrusion presses, sizes 7" to 10", and are located to meet various regional demands, minimize transportation costs, balance production requirements among plants and provide single source reliability to large customers. The Company also operates its own casting facility for aluminum billet, enabling the Company to manage its internal billet requirements as well as to recycle its scrap for use in its extrusion operations. The Company believes that its ability to cast the majority of its billet needs provides a cost advantage over those extruders without an internal casting capability.

     The Company sells its products to approximately 800 customers primarily in the building/construction, transportation, consumer durables and equipment/electrical markets. In 1997, the Company's top ten customers received approximately 39% of the Company's shipped volume in pounds sold, with the top twenty-five customers accounting for approximately 59%. For 1997, no single customer accounted for more that 10% of the Company's net sales measured in dollars.

     The Company focuses on long-term customer relationships to maintain and enhance its business prospects. Approximately two-thirds of the Company's 1997 sales in extrusion pounds shipped were made to customers that have been customers of the Company for more than ten years. The Company believes that its relatively stable customer base is attributable, in part, to the Company's ability to provide a high level of customer service, engineering expertise and quality products at competitive prices.

PRODUCTS

     Through its regional plant system, Wells is able to produce a broad range of extruded, finished and fabricated aluminum products used by its customers in the manufacture of their end products. In 1997, over 90% of the products sold by the Company were designed and manufactured according to individual customer specifications. The Company believes that the large share of customized products sold by the Company can be attributed to the Company's product quality, high level of customer service, the coordination between its sales force and engineering staff at each plant, engineering design capabilities, and its extensive extrusion, finishing and fabrication capabilities.

     Building/Construction

     In the building/construction market, the Company produces extrusions and fabricated products for residential and commercial window and door frames, storm doors, vents and louvers, railings, stadium seating systems, patio enclosures and a variety of architectural specialty applications. The Company also manufactures and markets a proprietary line of sliding patio doors and a line of commercial entrance doors and storefront systems. In 1997, shipments to customers in the building/construction market represented approximately 45% of the Company's total pounds sold. Of the pounds sold in this market, approximately 60% were shipped to customers in the residential segment with the remaining pounds being shipped to customers in the commercial segment.

     Transportation

     In the transportation market, the Company produces extrusions and fabricated products for truck cabs, commercial truck trailers, recreational vehicles, utility trailers and automotive accessories. The Company also produces a number of complex assemblies, including complete door frames and structural sub frames for use in Class 8 truck tractors and complete window assemblies for use in school buses and delivery vans. In 1997, approximately 23% of the Company's total pounds sold were shipped to customers in the transportation market.

     Consumer Durables

     In the  consumer  durables  market,  the Company  produces  extrusions  and
fabricated   products  for  a  wide  variety  of  applications,   including  the
manufacture of golf carts, high-end office furniture and pleasure boats. In 1997, shipments to customers in the consumer durables market represented approximately 9% of the Company's total pounds sold.

     Equipment/Electrical

     In the equipment/electrical market, the Company produces extrusions and fabricated products for applications such as electrical distribution and commercial lighting systems, material handling systems, and industrial guarding and fixturing systems. In 1997, approximately 9% of the Company's total pounds sold were shipped to customers in the equipment/electrical market.

     Distributors

     For the distributor market, the Company produces extruded products which the distributors then resell to manufacturers, contractors and other industrial end users. The Company's focus in the distribution market is on producing application specific components, which are sold via specialty, value added distributors. The Company does not regularly participate in the stock shape/metal service center portion of the distribution market. Thus, the Company believes that the end use of products produced for distributors and then resold tends to parallel the uses of customers which the Company serves directly. In 1997, shipments to distributors represented approximately 14% of the Company's total pounds sold.

MANUFACTURING

     Wells' manufacturing processes involve casting, extruding, finishing and fabricating soft alloy aluminum. The Company's operations and engineering activities are directed by its Vice President of Operations, from the Company's corporate headquarters. Management of production activities is structured to provide strong decentralized plant operations in combination with certain centralized corporate functions. Each plant location, of which there are seven, is managed by an operations manager, who in most cases, is supported by a plant manager. Operations management focuses on plant site issues, such as customer service, delivery, product quality, productivity, operating costs and labor, that are directly under operations control.

     Casting

     The Company has two casting furnaces and ancillary equipment which are used to produce aluminum billet. The first step in the casting process is to melt primary aluminum and aluminum scrap in a large furnace. The molten aluminum is either directly alloyed in this furnace or transferred to another furnace where the alloying materials are added. The aluminum is then cast into logs of varying diameters with lengths of up to 16 feet. Next, these logs are heated and then cooled at a controlled rate to allow the cast aluminum to achieve the optimally distributed chemical composition for extrusion, a process called homogenization. Afterwards, some aluminum logs are cut into shorter lengths called billets, the main raw material for the production on aluminum extrusions. Aluminum logs and billets are then transferred to the Company's extrusion plants for subsequent production of aluminum extrusions.

     Extrusion

     The Company operates five extrusion plants which have in the aggregate twelve extrusion presses producing varying sizes of extrusions. Extrusion is a manufacturing process by which aluminum billet is heated and pushed by a press, or extruded, through a die to produce a piece of metal in the shape of the die and at the desired length. Extrusions are then straightened by stretching and cut to the required lengths which range from 8 to 50 feet. Most extrusions are hardened by aging in large ovens from 6 to 12 hours. Typically, 75% of the results of the extrusion process are salable products; the remaining 25% is aluminum scrap, which is either recast into aluminum billet by the Company or sold on the open market to metal dealers. Almost all of the Company's dies are designed to produce aluminum extrusions according to individual customer specifications.

     Finishing

     The Company has extensive finishing capabilities with two painting and two anodizing facilities providing coverage of markets from the East Coast through the Midwest. In addition, the Company uses contract painters and anodizers to augment its finishing capabilities. These combined finishing capabilities allow the Company to provide its customers a single source for components and assemblies ready for processing. Often additional finishing-related services are provided, including two-tone painting and taping of painted surfaces for protection during the customer's manufacturing process. These services enhance the Company's value to its customers and provide appreciable added income and profit margin.

     Fabrication

     The Company has six fabrication operations, of which two are dedicated fabrication plants. The Company employs a variety of fabrication processes, including notching, bending, punching, drilling, tight tolerance cutting, computerized numerical control ("CNC") machining, welding and assembly. These fabrication operations differ in complexity, ranging from Tier #3 activities, which include welding, high tolerance machining and assembly, to Tier #1 activities, which involve light punching, manual sawing and drilling, and hand deburring. Fabricated products may range from a simple cut-to-length extrusion notched and punched for use as a door threshold, to a step assembly for a truck cab, to a curved and fully formed trim cap for use on an office partition, to a panel van window assembly complete with glass. The Company's fabrication operations are attractive to those customers interested in outsourcing certain manufacturing in order to better control operating costs, manage inventory, accommodate growth, or more sharply focus their own operations. The Company's fabrication operations provide additional opportunities to enhance profit margins and help protect the business from market penetration by other competitors.

     Backlog

     Extrusion turnaround time is generally sufficiently short as to permit the Company to fill customer orders for most of its products in a short time period. Accordingly, the Company does not consider backlog to have a material effect on its business.

RAW MATERIALS

     Wells' principal raw material for aluminum extrusions is aluminum billet, the majority of which the Company produces at its own casting facility. The main materials used in the production of billet are primary aluminum ingot and aluminum scrap. In 1997, the Company purchased approximately 68% of its primary aluminum requirements pursuant to a long-term supply agreement with Venalum (the "Venalum Agreement"). The Company believes that the terms of the Venalum Agreement, which expired on December 31, 1997, reflected market conditions and were no less favorable to the Company than could have been obtained from unrelated companies. Over 60% of the aluminum scrap required in 1997 was sourced from the Company's own manufacturing processes. The remaining requirements for primary ingot and scrap were purchased from a variety of metal and scrap brokers and dealers.

     The Company and Venalum were unable to reach agreement on extending the Venalum Agreement or on entering into a new long-term supply agreement. Consequently, for 1998, the Company has secured commitments with four North American suppliers to purchase primary aluminum for its casting requirements at current market prices at the delivery dates. Over 60% of the aluminum scrap required for 1998 is expected to be sourced from the Company's own manufacturing processes. The Company believes that its remaining requirements for primary ingot and scrap are readily available in the open market from metal and scrap brokers and dealers.

     Aluminum Cost Recovery

     Aluminum is subject to extensive price volatility in the world market, reflecting both domestic and international economic demand. The Company seeks to reduce its exposure to the volatility in aluminum prices by fixing the cost of metal by hedging against committed fixed price sales or by passing cost increases through to customers by systematic market indexed sales pricing. The Company limits its hedging activities to committed sales and does not engage in speculative hedging. As a further control technique, the Company maintains its inventory at levels consistent with operating needs (35 days on hand) through centralized purchasing and logistics, and sells any excess primary aluminum in the open market, closely matching the cost of metal purchased to the price of such metal sold. Notwithstanding, any increase in the cost of aluminum purchases could have an adverse effect on the Company's financial condition and operations if the Company is unable to pass such increases to its customers or it does not effectively hedge against such aluminum price changes.

CAPITAL IMPROVEMENTS

     Capital expenditures for 1997 totaled $3.0 million, with expenditures of $1.4 million on extrusion press upgrades, $0.8 million on cast house improvements, and $0.4 million on additional fabrication capabilities. Since the middle of 1995, the Company has focused its capital investment on technology and productivity improvements in extrusion and casting that support the Company's marketing initiatives. These investments generally have expected paybacks of less than 18 months and have increased capacity without requiring the acquisition of major new equipment. The Company has also made extensive investments in automated, centralized information systems with all facilities on-line on a real time basis. The capabilities include automated order entry and pricing, automated die selection and billet requirements planning, automated production scheduling and detailed job costing.

     The Company plans to make capital expenditures of $4.5 million in 1998 and $3.5 million annually from 1999 through 2002. The Company intends to continue to expand capacity by upgrading its equipment rather than purchasing expensive new equipment. Over the next five years, the Company plans to update and modernize two extrusion presses per year, increasing extrusion capacity by 10% per press and reducing scrap generated in the process by 1.5%. The Company believes that by upgrading its extrusion presses, the Company receives 90% of the productivity benefits realized by replacing equipment but at 50% of the capital investment required. In 1998, the Company will upgrade and modernize the homogenizing ovens at its casting facility which is expected to expand capacity by 5% and improve the metallurgical properties of the aluminum billet cast. Improved billet quality will improve extrusion press productivity and reduce the quantity of scrap generated in the extrusion process. The Company is also investing selectively in advanced computer isothermal control equipment. The Company estimates that this technology improvement can increase extrusion press capacity by 11%.

SALES AND MARKETING

     Wells' sales and marketing activities and its field sales force are directed by its Senior Vice President, Sales and Marketing, from the corporate headquarters. The centralized sales and marketing organization is accountable for market research and all product and market development activities, including promotional materials and activities. These activities include the development and implementation of customer strategies and the strict maintenance of pricing discipline throughout the Company. All extrusion pricing is centrally managed and administered by the Vice President, Sales and Product Management, who reports to the Senior Vice President, Sales and Marketing.

      Two regional sales managers, located in the Southeast and Midwest, have day-to-day responsibility for directing the sales force and implementing agreed-to market and customer strategies. The regional sales managers work hand-in-hand with the operations managers at each plant location to coordinate customer service and tailor their sales activities to meet the business needs of the plants. This arrangement allows field sales and operations personnel to react to changing market conditions, while facilitating a uniform approach to the market and the reassignment of production requirements among plants when warranted to maintain customer service or plant utilization. The Company employs 12 direct sales persons and utilizes 10 independent manufacturers' representatives for its extrusion and fabrication businesses. The Company also utilizes a number of specialty representatives for its patio door and commercial doors businesses. Compensation for the direct sales force is comprised of salary plus performance-based bonuses.

     The Company has implemented a program to upgrade its field sales organization, which is expected to be completed in 1998. Key elements include increasing the responsibility of sales managers and representatives for account strategy development and forecasting, providing easy access to the Company's central data bases via portable laptop computers, adding additional employed sales personnel, and tying sales manager compensation to account profitability.

     Customer Service

     Wells seeks to provide high quality customer service for the markets it serves by capitalizing on its marketing experience, manufacturing flexibility and technical expertise. The Company believes that its strategic network of facilities and the integration among marketing, sales and manufacturing provide it with a competitive advantage by allowing it to respond quickly to customer demands. Customer service organizations are located at each of the

Company's plants, reporting to the operations manager, in order to ensure sensitivity and facilitate quick response to customer needs and inquiries. Customer service representatives are responsible for order entry, and in coordination with the field sales force, routinely initiate day-to-day contact with long-standing customers. The Company believes that this close, local contact between experienced customer service personnel and its established customers is a critical factor in maintaining strong customer relationships.

     Pricing and Hedging Programs

     The Company offers its customers three basic pricing alternatives: forward sales contracts, formula pricing, and market pricing. These alternatives can be tailored to meet a customer's specific market and risk management requirements.

     Forward sales contracts, which accounted for approximately 40% of total pounds sold by the Company in 1997, are "take or pay" agreements negotiated with long-standing customers. These contracts fix the sales price at which the Company agrees to sell and the customer agrees to purchase a specified quantity of aluminum extrusions in the future. These contracts typically cover a substantial portion of the customer's requirements for a three to six month period. The fixed sales price is based on the price at which aluminum can be hedged for future delivery plus a conversion spread to cover operating costs and provide a profit margin.

     The Company also offers to long-standing customers a formula pricing mechanism which adjusts pricing monthly based on aluminum price movements. Monthly price changes are based on the Midwest Transaction Price Average (the "MWTP"), plus a negotiated spread covering conversion costs and profit margin. Formula pricing allows the Company to stay current with the aluminum market, balancing upward and downward movements on a monthly basis. In 1997, approximately 40% of total pounds sold were sold by the Company using the formula pricing mechanism.

     The Company also quotes individual orders, based on the MWTP in the previous month, for its remaining open market accounts. Profit margins on such market accounts are generally significantly higher than on forward sales contracts or formula priced accounts, due to the reduced leverage held by these typically smaller accounts. In addition, the Company's exposure to aluminum price movements is nominal since such orders are based on 30 day delivery, enabling the Company to manage its metal cost.

     Fabricated components and assemblies, including the Company's patio door and commercial door product lines, are typically priced quarterly utilizing a formula mechanism based on the previous quarter's average metal cost. Aluminum costs are generally a less significant element of such product costs, which typically include purchased parts and substantial fabrication and assembly labor. Pricing, however, is tightly controlled via a quote process during which purchased parts are quoted and internal costs are established and then appropriate burden rates and target profit margins are added. The quarterly metal price adjustments allow for a "natural" hedge in the first month, which minimizes the risk of changes in metal prices. In certain cases, the Company will enter into aluminum futures contracts to hedge against price volatility in the second and third months based on expected purchases, although such hedges have certain risks because customers are not bound to purchase fixed volumes.

     The Company takes forward positions in the aluminum market, but only when supported by forward sales contracts or by firm orders for fabricated products. As a matter of corporate policy, the Company does not engage in speculative hedging activities regarding future aluminum price movements.

     Product Delivery

     Wells distributes approximately 80% of its products through its own fleet of 30 tractors and 142 trailers. All of the Company's tractors are leased whereas all of its trailers are owned. The Company believes that its selected use of its tractor-trailer fleet enhances the level of service to its long-standing customers by enabling more timely delivery with less damage. The Company also uses motor common carriers for certain hauls, such as partial truck loads and situations where no back haul of aluminum scrap is available, when cost effective.

COMPETITION

     The U.S. aluminum extrusion market is fragmented and highly competitive in that there are over 100 extruders who operate more than 170 extrusion plants with more than 450 extrusion presses. The Company believes that competition is regionally oriented and that aluminum extrusion end users are typically looking for "local" plants with a strong focus on customer service and a reputation for fair market pricing. In addition, competition is based on delivery time, quality and specialty engineering/design/production capabilities. The Company also believes that a regional network of plants is important to large end users in order to meet the needs of their multi-plant locations and to ensure continuity of sourcing.

     Competitors in the U.S. aluminum extrusion market include the extrusion businesses of primary aluminum producers, such as Aluminum Company of America Inc., Kaiser Aluminum Corporation, and Alumax, Inc., and sizeable multi-plant independent extruders, such as Aluminum Shapes, Inc., Easco, Inc., William L Bonnell Company, Inc., and V.A.W. of America, Inc. Competitors also include small local operators, such as Elixir Industries, Western Extrusions Corp., Jordan Company, and Astro Shapes, Inc., and Canadian and Mexican exporters, such as Caradon Indalex, Exal Aluminum Inc., and Cuprum S.A. de C.V.

     Material Substitution

     A factor potentially affecting the Company's future operating performance is material substitution. Other materials, such as vinyl and rolled steel, may be used as substitutes for aluminum extrusions in certain markets and under certain circumstances. In recent years, vinyl, with its penetration of the residential window and door market, has been the most commonly used substitute for aluminum extrusions. Industry forecasts indicate that the movement away from aluminum in this market has slowed and that aluminum should essentially maintain its unit volume (though not its market share in the window and door market) through the end of the 1990's. In areas where the Company does significant business, such as window components for the modular and mobile home segments, which represented approximately 12% of pounds sold by the Company in 1997, vinyl is not a good substitute due to cost and strength limitations. Rolled steel may be another substitute for aluminum when aluminum costs rise to such an extent that rolled steel becomes a viable economic alternative for certain manufacturing needs. However, the Company estimates its participation in markets which may utilize rolled steel to be approximately 2% of the pounds sold by the Company in 1997. An increase in the use of substitutes for aluminum extrusions could have a material adverse effect on the financial condition and operations of the Company.

EMPLOYEES

     As of December 31, 1997, Wells employed 1,366 full time employees, 758 of whom are covered by collective bargaining agreements at five plant locations. These collective bargaining agreements are with local unions of the United Steel Workers of America, representing workers at two plant locations, the International Brotherhood of Teamsters, representing workers at two plant locations, and the International Union of United Automobile, Aerospace and Agricultural Implement Workers (the "UAW"), representing workers at one plant location. The Company's collective bargaining agreements are independently negotiated at each plant location and expire on a staggered basis.

     The Company believes that its labor relationships with employees, union and non-union, are satisfactory. The Company did not experience any union activities resulting in work slowdowns or work stoppages during the past five years. However, in late February 1998, the Company's collective bargaining agreement with the local union of the UAW expired, and shortly thereafter, the local union initiated a work stoppage at the affected plant. In late March 1998, the Company and the local union of the UAW reached agreement on a new collective bargaining agreement. During the work stoppage, the Company operated the affected plant using salaried personnel from within the Company and temporary employees. The work stoppage did not have a material adverse effect on the financial performance of the Company. However, the Company cannot provide assurances that there will be no further work stoppages in the future which could have a material adverse effect on the financial performance of the Company.

ENVIRONMENTAL MATTERS

     Wells is subject to extensive and evolving environmental laws, regulations and rules that have been enacted in response to technological advances and increased concern over environmental issues. These regulations are administered by the U.S. Environmental Protection Agency and other federal, state and local environmental, transportation, and health and safety agencies. The Company believes that over time there will continue to be increased legislation, regulation and regulatory enforcement actions.

     In order to operate its business, the Company must obtain and maintain in effect one or more permits for each of its facilities and comply with complex regulations and rules governing air emissions, waste water discharges, the use, storage, treatment and disposal of solid and hazardous wastes and other items which might affect environmental quality. As a result, the Company from time to time is required to make expenditures for pollution control equipment and for other purposes related to its permits and compliance.

     Among the laws that may affect the Company are the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state laws that impose joint and several liability, without regard to fault, on persons that own or operate locations where there has been, or is threatened to be, a release of any hazardous substances into the environment, as well as persons who arranged for the disposal of such substances at such locations. Such persons may become liable for the costs of investigating and remediating such substances. There are often also substantial legal and administrative expenses incurred in dealing with remediation claims and activities.

     The Company has been notified by either the U.S. Environmental Protection Agency or other persons that it is considered to be a "potentially responsible party" for the costs of investigating and remediating hazardous substances at several locations owned and operated by third persons. At each such location, the Company understands that it is one of many "potentially responsible parties." The Company believes that the volume of hazardous substances, if any, for which it may be held responsible at each such location is not significant. While the Company believes that it may have valid defenses to liability claims at these locations, it has been settling such claims where an opportunity to do so is presented at a cost which probably would not exceed the expenses of asserting such defenses through available administrative and judicial processes. The Company believes that none of these contingencies, individually or in the aggregate, could have a material adverse impact on the Company's operations or financial condition.

     Environmental Issues

     Certain of the Company's manufacturing facilities have been in operation for several decades and, over such time, these facilities have used substances and generated and disposed of wastes which are or may be considered hazardous. For example, certain of these facilities have in the past stored or disposed of wastewater treatment sludge in on-site catch ponds, lagoons or other surface impoundments. Although the Company believes that these facilities are in substantial compliance with current environmental laws and regulations applicable to such storage and disposal activities, it is possible that additional environmental issues and related matters may arise relating to such past activities which could require additional expenditures by the Company.

     In addition, the Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist. Enactment or more stringent laws or regulations or more strict interpretation of existing laws and regulations could require additional expenditures by the Company, some of which could be material.

PATENTS AND TRADEMARKS

      Wells owns certain patents and trademarks but does not believe that its business is dependent on its intellectual property rights.

ITEM 2.      PROPERTIES

     Wells has seven production facilities, which enable the Company to serve customers effectively in markets in the East, Midwest and Southeast, as follows. None of the owned properties is subject to an encumbrance that is material to the Company's operations.

                                                                                   Site                       Facilities
                                                                          -----------------------      -----------------------
             Location                          Operations                    Acres      Own/Lease      Sq. Ft.       Own/Lease
             --------                          ----------                    -----      ---------      -------       ---------


     Monett, Missouri               Extrusion, painting,                  21.1      Owned                185,000     Owned
                                    casting                                0.3      Leased

     Cassville, Missouri            Fabrication                            9.6      Leased                32,224     Leased
                                                                           0.5      Owned

     North Liberty, Indiana         Extrusion, anodizing,                 48.9      Owned                215,890     Owned
                                    fabrication

     Kalamazoo, Michigan            Extrusion, complex                    23.3      Owned                132,784     Owned
                                    fabrication

     Sidney, Ohio                   Complex fabrication                    3.7      Leased               102,400     Leased
                                                                           4.8      Owned

     Belton, South Carolina         Extrusion, painting,                  54.5      Owned                165,000     Owned
                                    fabrication

     Moultrie, Georgia              Extrusion, anodizing,                 24.1      Leased               315,352     Leased
                                    fabrication                           65.3      Owned


     The Company considers the condition of its properties to be good and the capacity of its facilities to be adequate for the immediate needs of its business. The principal executive office of the Company is located at 809 Gleneagles Court, Suite 300, Baltimore, Maryland 21286.

ITEM 3.      LEGAL PROCEEDINGS

     From time to time, Wells is a party to legal actions in the normal course of its business. The Company is not currently involved in any legal proceedings that it believes would have a material adverse effect upon its financial condition or results of operations.

     IRS Audit

     The U.S. Internal Revenue Service (the "IRS") has concluded its examination of the Company's federal income tax returns for its fiscal years ended 1994, 1995 and 1996. The IRS disallowed certain accrued expenses for the three years involved, and assessed income taxes due plus applicable interest in an amount which did not materially affect the financial condition of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Wells held its annual meeting of stockholders on December 17, 1997 during which the stockholders voted on: (1) the election of ten directors of the Corporation to serve until the 1998 annual meeting of stockholders and until their respective successors are duly elected and qualified, (2) the amendment of the charter of the Company set forth in the Articles of Amendment and Restatement, (3) the adoption of the Company's 1997 Stock Incentive Plan, and
(4) the appointment of Ernst & Young LLP as the Company's auditors to serve at the discretion of the Board of Directors. The directors nominated and duly elected are Russell W. Kupiec, W. Russell Asher, Lynn F. Brown, Elizabeth Varley Camp, Elena de Costas, Todd Goodwin, Edward R. Heiser, Leo A. McCafferty, Jr., Lewis W. van Amerongen and Estrella Vidal. The stockholders approved all actions presented to them at the annual meeting.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS

     Wells' common stock is not registered under the Securities Act of 1993, as amended, and is not traded on any organized securities market. In 1997, the Company paid a special cash dividend of $62.00 per share, or $56.0 million, to the holders of its common stock.

ITEM 6.      SELECTED FINANCIAL DATA

     The following table sets forth summary financial data with respect to Wells for the periods ended and as of the dates indicated. The summary historical financial data for the five years ended December 31, 1997 are derived from the audited financial statements of the Company. The following table should be read in conjunction with the Company's financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information included elsewhere herein. All amounts are in thousands.

                                                                           Fiscal Year Ended December 31,
                                                   ------------------------------------------------------------------------
                                                      1997            1996             1995             1994           1993
                                                   -----------      ----------      -----------      -----------     ------
Statement of Operations Data:
   Net sales ................................      $  267,349      $  228,161     $  232,555      $  197,991     $  155,401
   Cost of sales ............................         225,681         191,206        194,414         168,810        130,128
                                                      -------         -------        -------         -------        -------
   Gross profit .............................          41,668          36,955         38,141          29,181         25,273
   Selling, general and
     administrative expenses ................          17,446          15,877         16,211          14,536         13,536
   Compensation from
     settlement of employee
     stock options ..........................           4,070           --              --              --             --
                                                     --------      ----------      ---------       ---------      ---------

   Operating profit .........................          20,152          21,078         21,930          14,645         11,737
   Interest expense (a) .....................           8,390           5,176          7,087           8,443          8,487
   Income taxes .............................           5,073           7,059          6,262           3,016          1,697
                                                      -------        --------       --------        --------       --------

   Earnings before extra-ordinary
     loss and cumulative effect of
     accounting change (b)...................     $     6,689     $     8,843    $     8,581     $     3,186    $     1,553
                                                      ========        ========       ========        ========       ========

                                                                              As of December 31,
                                                      1997            1996             1995             1994           1993
                                                   -----------      ----------      -----------      -----------     ------
Balance Sheet Data:
   Cash and cash equivalents ................     $     5,352    $        277   $        342     $     1,827    $     1,115
   Working capital ..........................          29,989          18,175         19,355          19,813         17,675
   Inventories ..............................          20,209          19,838         19,972          24,665         18,705
   Property, plant and equipment, net........          27,269          26,723         26,489          28,241         29,996
   Total assets .............................         125,383         108,726        112,261         124,800        109,366
   Total indebtedness .......................         105,000          40,091         51,683          69,064         65,180
   Total stockholders' equity ...............         (16,068)         34,472         25,246          17,142         14,938

Notes to Selected Financial Data:

(a) Interest expense includes amortization of debt issuance costs of $593, $495, $570, $474 and $334 for the years ended December 31, 1997, 1996,
     1995, 1994 and 1993, respectively, and is net of interest income of $452 for the year ended December 31, 1997.

(b) Earnings before extraordinary loss and cumulative effect of accounting changes excludes an extraordinary loss of $1,292 (net of applicable income taxes of $826) on the refinancing of debt in 1997, an extraordinary loss of $1,092 (net of applicable income taxes of $698) on the refinancing of debt in 1994, and a cumulative effect of accounting change for income taxes of $618 in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Wells Aluminum Corporation is a custom extruder, finisher and fabricator of soft alloy aluminum products, serving principally the building/construction, transportation, consumer durable and equipment/electrical markets. The Company operates a network of seven facilities with 12 extrusion presses, located in six states in midwestern and southeastern United States, and also has its own casting facility for aluminum billet.

     The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs and availability (primarily aluminum), labor market conditions, the Company's level of utilization of its extrusion, finishing and fabrication capacities, and the impact of capacity utilization on costs, whether and to what extent the Company's capital expenditures can facilitate reductions in variable costs, the highly competitive nature of the extrusion industry, and developments with respect to contingencies such as environmental matters and litigation.

BASIS OF PRESENTATION

     The following discussion of financial condition and the results of operations for the years ended 1997, 1996 and 1995 is based on the historical, audited results achieved by the Company. The following table sets forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end. All amounts are in thousands except for per pound data.

     Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization of goodwill, and excludes LIFO charges or income, extraordinary items and compensation from settlement of employee stock options. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.

                                                                        1997                   1996                   1995
                                                                  ---------------        ---------------        ----------
     Statement of Operations Data:
     Net Sales - Products .........................................    $  235,467          $  208,634          $  221,402
     Net Sales - Metal ............................................        31,882              19,527              11,153
                                                                           ------          ----------          ----------
         Net Sales ................................................       267,349             228,161             232,555

     Cost of Sales - Products .....................................       192,201             173,988             185,862
     Cost of Sales - Metal ........................................        31,409              19,550              11,082
     LIFO Charges (Income) ........................................         2,071             (2,332)             (2,530)
                                                                          -------          ----------           ---------
         Cost of Sales ............................................       225,681            191,206             194,414

     Gross Profit .................................................        41,668             36,955              38,141
     Operating Profit .............................................        20,152             21,078              21,930
     Net Earnings .................................................         5,397              8,843               8,581

     Other Measurement Data:


     Pounds of Product Shipped ....................................       154,930             138,380             137,779

     Gross Sales - Products .......................................    $  244,760          $  217,764          $  230,156
     Gross Sales Price per Pound ..................................         1.580               1.574               1.670

     Adjusted EBITDA ..............................................        29,970              22,285              23,406
     Adjusted EBITDA per Pound ....................................         0.193               0.161               0.170

     Average Market Price of Aluminum per Pound ...................         0.775               0.725               0.875
     Market Price of Aluminum per Pound at Period-End .............         0.797               0.736               0.797

     Aluminum Prices. For the periods indicated, approximately 60% of the Company's cost of sales - products reflect the cost of aluminum, its principal raw material. The Company seeks to manage aluminum price fluctuations, which can be volatile, principally either by passing aluminum prices through to customers by systematic market indexed pricing or by fixing the cost of aluminum by hedging against committed fixed price sales to customers. As a result, increases and decreases in aluminum prices have generally caused similar increases and decreases in selling prices, sales and costs of sales, and generally have had little impact on the Company's level of profitability for the periods described herein.

     Business Activity. The Company's experience indicates that pounds of product shipped has a direct impact on profitability, since a significant portion of the Company's operating costs are fixed. The Company defines pounds of product shipped as the weight of all extrusions shipped, including those pounds transferred within the Company from which it manufactures fabricated parts, components and assemblies, but excluding the pounds of aluminum related to excess metal sales as described herein.

     Financial and Other Measures. The Company believes that its ability to manage its sales spread (gross sales minus aluminum costs), control variable spending and minimize its fixed cost structure are significant determinants of profitability and resultant cash flow. The Company, therefore, monitors its sales spread per pound, variable costs per pound and fixed costs per pound, focusing on operating profit as a key performance measure. In addition, the Company monitors Adjusted EBITDA, as it is relevant for debt covenant analysis under the New Credit Agreement (as defined herein) and it can also be used as a measure of the Company's ability to service its debt.

     LIFO Inventory. The Company values its aluminum inventory under the last-in, first-out (LIFO) method. During periods of rising aluminum prices, compared to historical LIFO inventory values, the Company may incur LIFO charges, which will reduce taxable income, and when aluminum prices subsequently decline, the Company may recognize LIFO income, which will increase taxable income. As a result of fluctuations in earnings levels resulting from the application of LIFO, the Company excludes LIFO charges and LIFO income from certain measures, such as Adjusted EBITDA.

     Excess Metal Sales. The Company's policy is to sell excess metal (primary aluminum ingot and billet) on the open market when necessary to maintain aluminum inventory levels consistent with near-term business needs. Imbalances in inventory can arise from the ongoing and efficient operation of the Company's casting facility and from the Company's obligations to purchase fixed amounts of primary aluminum ingot and billet under long-term supply agreements. The sale of excess metal, which also reflects aluminum price fluctuations, has minimal effect on profit performance since the prices of metal bought and metal sold are closely matched. Pounds of excess metal sold are not included in the calculation of pounds of product shipped, the Company's primary indicator of business activity. In the normal course of business, the Company also sells secondary aluminum billet and aluminum scrap, which are not accounted for as excess metals sales.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The Company's net sales increased to $267.3 million in 1997 from $ 228.2 million in 1996, an increase of $39.1 million or 17.1%. Net sales - products increased to $235.5 million in 1997 from $208.6 million in 1996, an increase of $26.9 million or 12.9%. Sales of value added products increased $8.1 million, or 6.4%, to $134.8 in 1997 from $126.7 million in 1996. Sales of mill finished extrusions increased 20.7%, primarily due to increased shipments of mill finished products to truck and trailer manufacturers, several distributor accounts, and manufacturers of equipment and electrical products. The gross sales price per pound increased by 0.4%, reflecting an increase of $0.051 in the average market price per pound of aluminum and an increase of 12.0% in sales of fabricated products, offset by the effect of a higher sales mix of mill finished extrusions.

     Pounds of product shipped increased 16.5 million pounds, or 11.9%, to 154.9 million in 1997 from 138.4 million pounds of product shipped in 1996. Shipments to commercial construction decreased 1.3 million pounds, resulting mainly from the loss of a curtain wall/store front account, the completion of a contract involving a bridge renovation project, and the loss of a commercial door account. In residential construction, shipments increased 2.3 million pounds as a result of increased shipments to door and window manufacturers and to manufacturers of modular and mobile homes despite a decision to shift capacity to the more profitable distributor market. Shipments to transportation increased
7.8 million pounds, due to increased shipments to major truck, utility vehicle and trailer manufacturers. In consumer durables, shipments decreased 1.0 million pounds, resulting mainly from decreased shipments to manufacturers of pleasure boats and other consumer durable products, offset in part by increased shipments to office furniture manufacturers. Shipments to equipment/electrical increased
2.0 million pounds due to the continuing strong performance of several niche accounts, particularly manufacturers of electrical products. The increase of 6.7 million pounds of shipments to distributors/other resulted mainly from continuing sales efforts to increase custom extrusion business with select distributors, including a Puerto Rico based distributor who is expanding throughout the Caribbean basin.

     Cost of sales increased to $225.7 million in 1997 from $191.2 million in 1996, an increase of $34.5 million or 18.0%. Cost of sales - products increased to $192.2 million in 1997 from $174.0 million in 1996, an increase of $18.2 million or 10.5%. This increase resulted from a $4.5 million increase in operating costs and a $13.7 million increase in aluminum costs. Variable costs per pound, however, decreased to $0.423 in 1997 from $0.444 in 1996, an improvement of $0.021 per pound. This improved performance was due to effective utilization of capacity, continuing extrusion press and casting efficiencies, and effective control of variable spending.

     Gross profit increased to $41.7 million in 1997 from $37.0 million in 1996, an increase of $4.7 million or 12.7%.

     Selling, general and administrative expenses increased to $21.5 million in 1997 from $15.9 million in 1996, an increase of $5.6 million or 35.2%. This increase is primarily attributable to an increase of $4.1 million in compensation related to the settlement of employee stock options as part of the Recapitalization (as defined herein) and an increase of $0.8 million in incentive compensation. Other selling, marketing, general and administrative costs increased $0.7 million, reflecting the increased level of business activity and the development of sales and marketing programs.

     Operating profit decreased to $20.2 million in 1997 from $21.1 million in 1996, a decrease of $0.9 million or 4.3%.

     Interest expense, net of interest income, increased to $8.4 million in 1997 from $5.2 million in 1996, an increase of $3.2 million or 61.5%. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization, offset in part by an increase in interest income. Income tax expense decreased to $5.1 million in 1997 from $7.1 million in 1996, a decrease of $2.0 million. The effective tax rates for the years ended December 31, 1997 and 1996 were 43% and 44%, respectively, which differed from the federal statutory rate of 35% due to the goodwill amortization and state income taxes.

     In 1997, the Corporation incurred an extraordinary loss of $1.3 million (net of applicable income taxes of $0.8 million) on the refinancing of debt related to the Recapitalization.

     As a result of the above factors, net earnings decreased to $5.4 million in 1997 from $8.8 million in 1996, a decrease of $3.4 million or 38.6%.

     Adjusted EBITDA, as previously defined herein, increased to $30.0 million in 1997 from $22.3 million in 1996, an increase of $7.7 million or 34.5%. The improvement in Adjusted EBITDA consisted of $7.0 million from increased sales volume, $0.5 million from a net reduction in operating costs (as previously discussed) and $0.5 million of income from excess metal sales, offset by a decrease in sales spread of $0.3 million. Adjusted EBITDA per pound, in turn, increased $0.032 to $0.193 in 1997 since the increase in Adjusted EBITDA was substantially greater than the increase in pounds shipped.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company's net sales decreased to $228.2 million in 1996 from $232.6 million in 1995, a decrease of $4.4 million or 1.9%. Net sales - products decreased to $208.6 million in 1996 from $221.4 million in 1995, a decrease of $12.8 million or 5.8%. However, sales of valued added products increased $6.0 million, or 5.0%, to $126.7 million in 1996 from $120.7 million in 1995. Sales of mill finished extrusions declined 16.8%, reflecting a decrease in both aluminum prices and shipments of mill finished products, particularly to trailer manufacturers. The $0.096 decrease in gross sales price per pound was less than the $0.150 decline in the average market price per pound of aluminum, due to a higher sales mix of higher value added products, led by an increase of 18.6% in sales of painted or anodized products.

     Pounds of product shipped increased 0.6 million pounds, or 0.4%, to 138.4 million in 1996 from 137.8 million pounds of product shipped in 1995. Shipments to commercial construction increased 2.8 million pounds, reflecting business from a new architectural account. In residential construction, shipments increased 5.1 million pounds, mainly because of a management decision to dedicate more press capacity to mobile home products. Shipments to transportation decreased 12.7 million pounds, primarily as a result of a 20% decline in shipments to truck and trailer manufacturing as the industry consolidated after record production in the 1994-1995 period. In consumer durables, shipments increased 3.2 million pounds, primarily due to growth in
demand   for   office    furniture    and
pleasure boats. Shipments to equipment/electrical increased 1.2 million pounds due to continuing strong performance of several niche accounts, particularly those related to material handling systems. The increase of 1.0 million pounds in shipments to distributors/other resulted mainly from continuing sales efforts to increase custom extrusion business with select distributors.

     Cost of sales decreased to $191.2 million in 1996 from $194.4 million in 1995, a decrease of $3.2 million or 1.6%. Cost of sales - products decreased to $174.0 million in 1996 from $185.9 million in 1995, a decrease of $11.9 million or 6.4%. This decrease resulted from a $14.7 million decrease in aluminum costs and a $2.8 million increase in operating costs. Production labor costs per pound increased $0.011 mainly due to a shift in production mix from large truck trailer extrusion shapes to smaller extrusion shapes requiring more press labor and higher costs of labor and shipping materials, due to more extensive protective packing. Other variable costs increased $0.014 mainly due to a large increase in natural gas prices.

     Gross profit decreased to $37.0 million in 1996 from $38.1 million in 1995, a decrease of $1.1 million or 2.9%.

     Selling, general and administrative expenses decreased to $15.9 million in 1996 from $16.2 million in 1995, a decrease of $0.3 million or 1.9%. The contributing factors included professional fees, which decreased $0.2 million; and travel expenses, which decreased $0.3 million; both decreases were due to completion of supervisory training principally undertaken in 1995. Offsetting these decreases were personnel costs, which increased $0.3 million due to increased management incentive bonuses and employee stock option compensation. Other general and administrative expenses decreased by $0.1 million.

     Operating profit decreased to $21.1 million in 1996 from $21.9 million in 1995, a decrease of $0.8 million or 3.7%.

     Interest expense decreased to $5.2 million in 1996 from $7.1 million in 1995, a decrease of $1.9 million or 26.8%. The decrease in interest expense resulted from a reduction in debt outstanding and a performance-based decrease in interest rates under the Old Credit Facility (as defined herein). In 1996, the Company was able to reduce debt from $51.7 million to $40.1 million, a decrease of 11.6 million. Income tax expense increased to $7.1 million in 1996 from $6.3 million in 1995, an increase of $0.8 million. Effective tax rates for the years ended December 31, 1996 and 1995 were 44% and 42%, respectively, which differed from the federal statutory rate of 35% due to the goodwill amortization and state income taxes, and in the case of 1996, the payment of income taxes due from prior periods.

     As a result of the above factors, net earnings increased to $8.8 million in 1996 from $8.6 million in 1995, an increase of $0.2 million or 2.3%.

     Adjusted EBITDA, as previously defined herein, decreased to $22.3 million in 1996 from $23.4 million in 1995, a decrease of $1.1 million or 4.7%. The decline in Adjusted EBITDA consisted of $3.2 million from a net increase in operating costs (as previously discussed), offset by an improvement of $1.9 million in sales spread and of $0.2 million due to a slight increase in sales volume. Adjusted EBITDA per pound, in turn, decreased $0.009 to $0.161 in 1996.

Liquidity and Capital Resources

     The Company has historically obtained funds from its operations, augmented by borrowings under various credit agreements. Aluminum price changes increase or decrease working capital requirements since the dollar value of accounts receivable, inventories and accounts payable reflect these changes. Working capital requirements are generally higher during periods of higher aluminum prices.

     As of December 31, 1997, the Company had $105 million of New Notes (as defined herein) outstanding and no borrowings under the New Credit Facility (as defined herein). The significant indebtedness incurred by the

Company as a result of the Recapitalization will have several important consequences, the foremost being that interest expense will be substantially higher than prior to the Recapitalization. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including pursuant to the New Notes and the Indenture (under which the New Notes were issued), will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

     The Company currently believes that cash flow from operating activities, together with borrowings available under the New Credit Facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

  Cash Flows from Operating Activities

     Cash provided by operations in 1997, 1996 and 1995 was $5.3 million, $14.1 million and $17.4 million, respectively. In 1997, cash flow decreased primarily as a result of reduced net earnings, reflecting the non-recurring compensation charge and increased interest costs. In addition, cash flow decreased as a result of increases in accounts receivable and inventories resulting from increased levels of business activity and increased aluminum prices. In 1996, cash flow increased reflecting a modest improvement in profit performance and continued emphasis on working capital management.

     Total working capital (excluding current portion of long-term debt) at December 31, 1997, 1996 and 1995 was $30.0 million, $18.2 million and $19.4 million, respectively. In 1997, cash and cash equivalents increased $5.1 million due in part to the terms and conditions of the Notes (as defined herein) outstanding (see Cash Flows from Financing Activities). Increases in other working capital accounts reflected the impact of increased business activity, the effect of rising aluminum prices, and the change in timing of interest payments. In 1996, lower aluminum prices and lower inventory levels resulted in slightly lower working capital requirement than 1995.

  Cash Flows from Investing Activities

     Expenditures for property, plant and equipment in 1997, 1996 and 1995 were $3.0 million, $2.6 million and $1.1 million, respectively. During the last two years, the Company has successfully increased its casting capacity by 15% and capacities on two extrusion presses by an average of 11% without the acquisition of expensive new equipment. The Company also made investments in CNC mills, benders, saws and presses to increase its fabrication capabilities. The Company anticipates that expenditures for property, plant and equipment will approach $4.5 million in 1998 and will average $3.5 million per annum for the years 1999 through 2002. The Company plans to update and modernize two extrusion presses per year, including the installation of advanced isothermal extrusion control equipment, where cost justified. The Company expects to increase extrusion capacity by 10% per press and reduce scrap generated in the process by 1.5%. The Company also plans to upgrade and modernize the homogenizing ovens at its casting facility, which is estimated to increase capacity by 5% and improve the metallurgical properties of billet cast, resulting in further efficiencies in the extrusion process. Approximately $1.0 million of the annual expenditure for the years 1998-2002 is expected to be used for maintenance capital with the remainder invested in productivity improvements and capacity enhancements.

  Cash Flows from Financing Activities

     Cash provided by financing activities was $2.8 million in 1997 compared to cash used in financing activities of $11.6 million in 1996 and $17.9 million in 1995. Cash used in financing activities in 1996 and 1995 reduced borrowings under the Old Credit Facility (as defined herein).

     On May 28, 1997, the Company issued and sold $105.0 million principal amount of 10.125% Series A Senior Notes (the "Notes") due 2005. The Company is required to make semi-annual payments of interest on the Notes on June 1 and December 1 of each year. As of May 28, 1997, the Company used a portion of the proceeds from the issuance of the Notes to repay an existing credit facility (the "Old Credit Facility") of $21.2 million outstanding (including accrued interest and agency fees) and to retire its $16.3 million (including accrued interest and a prepayment penalty for the early retirement of debt) of 14.125% Senior Subordinated Notes due 2001 (the "Subordinated Notes"). Upon the issuance of the Notes, the Company entered into a new credit facility (the "New Credit Facility"), which provides a $15.0 million secured line of revolving credit maturing on the last business day of June 2002. Under the New Credit Facility, the Company is required to make payments of interest on a monthly or quarterly basis. As of December 31, 1997, there were no loans outstanding under the New Credit Facility.

     The offering of the Notes, the repayment of the Old Credit Facility, the retirement of the Subordinated Notes, and the entering into of a New Credit Facility were part of an overall recapitalization of the Company (the
"Recapitalization"). As part of the Recapitalization, the Company used a substantial portion of the proceeds received from the issuance and sale of the Notes to pay a special cash dividend to holders of its common stock, settle existing employee stock options, and repurchase, or offer to repurchase, shares of common stock held by certain stockholders.

     In 1997, the Company paid a special cash dividend of $62.00 per share, or $56.0 million, to holders of common stock, paid an aggregate of $37.5 million for the repayment and retirement of debt, and paid $1.2 million for the repurchase and retirement of 152,100 shares of Class A Common Stock from certain shareholders. The Company also incurred $4.1 million of compensation expense and issued 158,042.5 shares of Class A Common Stock related to the settlement of employee stock options. The compensation expense represents the difference between fair market value and the exercise price on the settlement of 57,000 employee stock options and $0.9 million of bonuses paid to satisfy a portion of income taxes incurred by option holders as a result of receiving shares of common stock.

     On November 7, 1997, the Company consummated an exchange of 100% of the Notes for $105.0 aggregate principal amount of 10.125% Series B Senior Notes
(the "New Notes") due 2005, which are registered under the Securities Act of 1933, as amended.

Futures Contracts and Forward Sales Contracts

     In the normal course of business, the Company enters into forward sales contracts with certain customers for the sale of fixed quantities of finished products at scheduled intervals. The aluminum cost component of the forward sales contract is fixed for the duration of the contract, based on forward market prices at the inception of the contract. In order to hedge its exposure to aluminum price volatility under these forward sales contracts, the Company enters into aluminum futures contracts (a financial hedge) based on scheduled deliveries.

     At December 31, 1997, the Company was party to $19.5 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between January 1998 and December 1998, covering 27.0 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Company does not engage in any speculative trading of futures contracts.

LIFO Adjustment and Inflation

  The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the years ended December 31, 1997, 1996 and 1995.

Seasonality

     The Company generally does not experience significant seasonality in its business. However, working capital requirements are often higher and operating results are often lower during the fourth quarter principally due to reduced shipments of product and increased inventory due to the decrease in sales during the holiday season and increased accounts receivable due to customers delaying payment until after the year-end.

Year 2000 Systems Compliance

     The Company has undertaken a number of initiatives to ensure that its computer systems, microprocessors, electronic data interchange ("EDI") systems, and other computer based applications are compliant with the Year 2000 requirements. The Year 2000 issue stems from the fact that many computer programs were written with two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example, "00" entered into a date-field for the year 2000 may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

     The Company has completed an evaluation of its centralized main computer system and related software and has determined that this system and the software is compliant with the Year 2000 requirements. The Company is in the process of evaluating its other computer systems, microprocessors, EDI systems and other computer based applications for Year 2000 compliance. The Company expects to complete any required Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that with modifications to existing software and conversions to new systems, where required, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company is also contacting vendors and customers to determine the extent to which the Company's interface systems are vulnerable to the failure of such companies to remediate their own Year 2000 issues. There is no guarantee that the systems of the Company's vendors and customers on which the Company's systems rely will be converted timely by such companies and would not have an adverse effect on the Company's systems.

Commitments and Contingencies

     At December 31, 1997, the Company has commitments with four North American suppliers to purchase 65.5 million pounds of primary aluminum from January 1998 through January 1999 at current market prices at the specified delivery dates. In addition, the Company has a commitment with Venalum, even though the Venalum Agreement terminated December 31, 1997, to purchase 8.0 million pounds of aluminum in January 1998 at contract market prices, a delivery originally scheduled for December 1997. In January and February of 1998, the Company arranged further commitments with five North American suppliers to purchase an additional 6.6 million pounds of primary aluminum, plus 16.8 million pounds of aluminum billet from January 1998 through December 1998 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

     In the normal course of business, the Company has received notice of claims asserting potential liability under various federal and state environmental laws. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Based upon information that is currently available, management does not expect that the resolution of environmental claims will have a material adverse effect on the Company. However, given the inherent uncertainties in evaluating environmental exposure, it is not possible to predict the amount of future costs of environmental claims which may be subsequently determined. The Company has not anticipated any insurance proceeds or third-party payments in determining its estimated liability for environmental remediation.

     The Company is also a party to a number of other lawsuits and claims arising out of the conduct of its business. Although the ultimate results of lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Company and its operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                                                           Page
Report of Independent Auditors .............................................................................21
Balance Sheets as of December 31, 1997 and 1996 ............................................................22
Statements of Operations for the years ended December 31, 1997, 1996 and 1995 ..............................23
Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995 ....................24
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 ..............................25
Notes to Financial Statements ..............................................................................26
Schedule II -- Valuation and Qualifying Accounts ...........................................................39

                         Report of Independent Auditors





The Board of Directors
Wells Aluminum Corporation

     We have audited the balance sheets of Wells Aluminum Corporation (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Aluminum Corporation as of December 31, 1997 and 1996, and the results of operations and its cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                   /s/    Ernst & Young LLP

March 20, 1998
Baltimore, Maryland

                                            WELLS ALUMINUM CORPORATION

                                                  BALANCE SHEETS

                                              (Dollars in Thousands)

                                                                                      December 31,
                                                                                    1997         1996
                                                                                ----------    ---------
                                       Assets
Current assets:
    Cash and cash equivalents ................................................   $   5,352    $     277
    Accounts receivable, principally trade, less allowances of $825 and $1,170      30,599       22,279
    Inventories ..............................................................      20,209       19,838
    Other current assets .....................................................       1,444          938
                                                                                 ---------    ---------
        Total current assets .................................................      57,604       43,332
Property, plant and equipment, at cost less accumulated depreciation .........      27,269       26,723
Debt issuance costs, net of accumulated amortization of  $362 and $1,365 .....       4,387        2,104
Goodwill, net of accumulated amortization of $12,474 and $11,286 .............      34,550       35,738

Other assets .................................................................       1,573          829
                                                                                 ---------    ---------
        Total assets .........................................................   $ 125,383    $ 108,726
                                                                                 =========    =========

                        Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt ........................................   $      --    $      13
    Accounts payable, principally trade ......................................      20,253       19,577
    Accrued expenses .........................................................       7,362        5,567
                                                                                 ---------    ---------
        Total current liabilities ............................................      27,615       25,157
Long-term debt, less current portion .........................................     105,000       40,078
Deferred income taxes ........................................................       5,804        5,750
Deferred benefit plan obligations ............................................       3,032        3,269
                                                                                 ---------    ---------
        Total liabilities ....................................................     141,451       74,254
                                                                                 ---------    ---------

Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 and 975,000
        shares authorized, 909,005 and 778.062.5 shares issued ...............           9            8
    Common stock, Class B, par value $0.01 per share, 0 and 125,000 shares
        authorized and issued ................................................          --            1
    Additional paid-in capital ...............................................       1,215       24,390
    Accumulated (deficit) earnings ...........................................     (16,805)      10,565
    Additional minimum pension liability .....................................        (487)        (492)
                                                                                 ---------    ---------
        Total stockholders' equity ...........................................     (16,068)      34,472
                                                                                 ---------    ---------

        Total liabilities and stockholders' equity ...........................   $ 125,383    $ 108,726
                                                                                 =========    =========


See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                            STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)

                                                              Year Ended December 31,
                                                            1997        1996       1995
                                                         ---------    --------   --------
Net sales ............................................   $ 267,349    $228,161   $232,555

Cost of sales ........................................     225,681     191,206    194,414
                                                         ---------    --------   --------

Gross profit .........................................      41,668      36,955     38,141

Selling, general and administrative expenses .........      17,446      15,877     16,211

Compensation from settlement of employee stock options       4,070        --         --
                                                         ---------    --------   --------

Operating profit .....................................      20,152      21,078     21,930

Interest expense, net of interest income .............       8,390       5,176      7,087
                                                         ---------    --------   --------

Earnings before income taxes and extraordinary item ..      11,762      15,902     14,843

Income taxes .........................................       5,073       7,059      6,262
                                                         ---------    --------   --------

Earnings before extraordinary item ...................       6,689       8,843      8,581

Extraordinary loss on refinancing of debt,
    net of  applicable income taxes of $826 ..........      (1,292)       --         --
                                                         ---------    --------   --------

Net earnings .........................................   $   5,397    $  8,843   $  8,581
                                                         =========    ========   ========

See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in Thousands)



                                                                             Accumu-         Additional
                                    Common      Common       Additional      lated           Minimum
                                    Stock,      Stock,       Paid-In         Earnings        Pension
                                    Class A     Class B      Capital         (Deficit)       Liability
                                    -------     -------      -------         ---------       ---------
Balance at December 31, 1994 ...       $ 8        $ 1        $ 24,347        $ (6,859)       $(355)

    Net earnings for 1995 ......        --         --            --             8,581         --
    Change in additional minimum
        pension liability ......        --         --            --              --           (490)
    Exercise of stock options ..        --         --              13            --           --
                                       ---        ---        --------        --------        -----
Balance at December 31, 1995 ...         8          1          24,360           1,722         (845)
    Net earnings for 1996 ......        --         --            --             8,843         --
    Change in additional minimum
        pension liability ......        --         --            --              --            353
    Exercise of stock options ..        --         --              30            --           --
                                       ---        ---        --------        --------        -----
Balance at December 31, 1996 ...         8          1          24,390          10,565         (492)
    Net earnings for 1997 ......        --         --            --             5,397         --
    Exchange of common stock ...         1         (1)           --              --           --
    Change in additional minimum
        pension liability ......        --         --            --              --              5
    Dividend declared ..........        --         --         (24,390)        (31,600)        --

    Repurchase of common stock .        (2)        --             (48)         (1,167)        --
    Settlement of stock options          2         --           1,263            --           --
                                       ---        ---        --------        --------        -----
Balance at December 31, 1997 ...       $ 9        $--        $  1,215        $(16,805)       $(487)
                                       ===        ===        ========        ========        =====

See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                       -----------------------------------------
                                                                                          1997            1996            1995
                                                                                       ---------        --------        --------
Operating activities:
Net earnings ...................................................................       $   5,397        $  8,843        $  8,581

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
        Depreciation and amortization ..........................................           4,270           4,034           4,576
        Settlement of employee stock options ...................................           1,263             --              --
        Deferred income taxes ..................................................              30            (704)           (191)
        Extraordinary loss on refinancing of debt ..............................           1,292             --              --
        Changes in operating assets and liabilities:
            Accounts receivable, net ...........................................          (8,320)          2,362           1,748
            Inventories ........................................................            (371)            134           4,693
            Accounts payable and accrued expenses ..............................           2,471            (930)         (3,650)
            Other assets and liabilities .......................................            (728)            348           1,663
                                                                                       ---------        --------        --------
Net cash provided by operating activities ......................................           5,304          14,087          17,420
                                                                                       ---------        --------        --------

Investing activities:

Purchase of property, plant and equipment ......................................          (3,035)         (2,589)         (1,054)
                                                                                       ---------        --------        --------

Net cash used in investing activities ..........................................          (3,035)         (2,589)         (1,054)
                                                                                       ---------        --------        --------

Financing activities:

Principal payments on long-term debt ...........................................         (69,791)        (93,793)        (89,231)
Proceeds from long-term debt ...................................................         134,700          82,200          71,850
Payment of debt issuance costs .................................................          (4,749)            --             (483)
Proceeds from the exercise of stock options ....................................            --                30              13
Payment of special cash dividend ...............................................         (55,990)            --              --


Prepayment penalty on early retirement of debt .................................            (149)            --              --
Purchase of common stock .......................................................          (1,215)            --              --
                                                                                       ---------        --------        --------
Net cash provided by (used in) financing activities ............................           2,806         (11,563)        (17,851)
                                                                                       ---------        --------        --------
Net increase (decrease) in cash and cash equivalents ...........................           5,075             (65)         (1,485)
Cash and cash equivalents at beginning of year .................................             277             342           1,827
                                                                                       ---------        --------        --------

Cash and cash equivalents at end of year .......................................       $   5,352        $    277        $    342
                                                                                       =========        ========        ========

See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including building/construction, transportation, durable goods and equipment/electrical.

RECLASSIFICATION

     Certain amounts previously reported have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

INVENTORIES

     The aluminum component of inventories, representing 68% of total inventories at December 31, 1997 and 1996, is stated at the lower of cost or market, using the last-in, first-out method (LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market using the weighted average cost method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Maintenance and repairs are charged to operations when incurred, while expenditures having the effect of extending the useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $2,489,000, $2,351,000 and $2,818,000, respectively.

DEBT ISSUANCE COSTS

     Costs incurred to obtain financing are capitalized and amortized using the straight-line method over the term of the related financing. Amortization of debt issuance costs is included in the Statements of Operations as an item of interest expense, net of interest income.

                           WELLS ALUMINUM CORPORATION

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

     The excess of the purchase price of the Company over the fair value of the net assets acquired was recorded as goodwill. Amortization is recorded on the straight-line method over forty years. On a periodic basis, the Company estimates its future undiscounted cash flows of the business to which goodwill relates in order to ensure that the carrying value of such goodwill has not been impaired.

CREDIT RISK

     The Company is potentially subject to concentrations of credit risk with accounts receivable and futures contracts. Although the Company has a diverse customer base, 34% and 27% of the accounts receivable balance was due in aggregate from five customers as of December 31, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of customers and does not require collateral for accounts receivable. The Company evaluates the creditworthiness of the counterparties to the futures contracts and considers nonperformance risk to be remote.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors several defined benefit pension plans covering substantially all employees. The Company uses the "projected unit credit" actuarial method for financial reporting purposes and the "entry age normal" actuarial method for funding purposes.

     The Company has historically provided postretirement medical insurance and life insurance benefits (primarily for salaried employees). In 1995, the Company adopted on a prospective basis Statement of Financial Accounting Standards 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, to account for the cost of postretirement benefits other than pensions. This statement changed the prevalent practice of cash basis accounting for postretirement benefits by requiring the accrual of such benefits during the employees' years of service.

FORWARD SALES CONTRACTS AND FUTURES CONTRACTS

     In the normal course of business, the Company enters into forward sales contracts with certain customers for the sale of fixed quantities of extruded aluminum at scheduled intervals whereby the cost of the aluminum component of the contract is fixed for the duration of the contract, based on market price at the inception of the contract. In order to hedge its exposure to aluminum price volatility under these forward sales contracts, the Company enters into aluminum futures contracts to purchase aluminum, based on scheduled deliveries under the forward sales contracts. Gains and losses on futures contracts designated and effective as hedges of aluminum price exposure are recorded as adjustments to the cost of inventory.

RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1997, 1996 and 1995, the Company purchased aluminum from CVG Industria Venezolana de Aluminio C.A. ("Venalum"), an owner of 180.362.5 shares of Class A common stock, with total amounts purchased of $69,606,000, $69,288,000 and $68,277,000, respectively. Amounts payable to Venalum at December 31, 1997 and 1996 were $6,344,000 and $8,567,000, respectively.

                           WELLS ALUMINUM CORPORATION

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


STOCK-BASED COMPENSATION

     As described in Note 12, the Company has elected to follow the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, for stock based compensation. Pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, are not included herein since the information is not materially different from the amounts reported.

BUSINESS SEGMENTS

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted effective December 31, 1998, and requires, among other things, that the Company provide financial and descriptive information about its operating segments. Under SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operating decision maker deciding how to allocate resources and in assessing performance. While the Company continues to evaluate the adoption of the new standard, it is likely that the Company will continue to have only one reportable operating segment.

2.   INVENTORIES

     A summary of inventories at December 31 follows (dollars in thousands):

                                                               1997            1996
                                                            --------        ---------
Cost for aluminum and FIFO cost for other components:
    Raw materials ...................................       $ 11,840        $ 11,073

    Finished goods and work-in-process ..............         10,658           8,929

    Supplies ........................................            471             525
                                                            --------        --------
                                                              22,969          20,527
    Less LIFO reserve ...............................         (2,760)           (689)
                                                            --------        --------

                                                            $ 20,209        $ 19,838
                                                            ========        ========

3.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment at December 31 follows (dollars in thousands):

                                           1997            1996
                                        --------        ---------
    Land ........................       $    816        $    816
    Buildings and improvements ..          9,075           8,909
    Machinery and equipment .....         45,847          44,485
    Construction in progress ....          1,848             352
                                        --------        --------
                                          57,586          54,562
    Less accumulated depreciation        (30,317)        (27,839)
                                        --------        --------
                                        $ 27,269        $ 26,723
                                        ========        ========

                           WELLS ALUMINUM CORPORATION

4.   RECAPITALIZATION

     On May 5, 1997, 125,000 shares of Class B Common Stock were converted to 125,000 shares of Class A Common Stock, increasing the total shares of Class A Common Stock outstanding to 903,062.5.

     In May 1997, the Company issued and sold $105,000,000 principal amount of 10.125% Series A Senior Notes ("Series A Notes") due 2005. In connection with the consummation of the issuance and sale of the Notes, the Company repaid existing indebtedness and entered into a new bank credit facility (see Note 6 herein) providing a secured working capital line of $15,000,000, which matures in 2002.

     The offering of the Series A Notes, the repayment of $20,992,000 of indebtedness under an old bank credit facility, the retirement of $15,000,000 of 14.125% Senior Subordinated Notes ("Subordinated Notes") due 2001, and the entering into of a new bank credit facility were part of an overall
recapitalization   of  the   Company   ("Recapitalization").   As  part  of  the
Recapitalization, the Company used a substantial portion of the proceeds received from the issuance and sale of the Series A Notes to pay a special cash dividend to holders of its common stock, settle existing employee stock options, and repurchase, or offer to repurchase, shares of common stock held by certain stockholders.

     In 1997, the Company paid a special cash dividend of $62.00 per share, or $55,990,000, to the holders of common stock, paid an aggregate of $37,467,000 related to the repayment or retirement of debt, and paid $1,217,000 for the repurchase and retirement of 152,100 shares of Class A Common Stock from certain shareholders. The Company also incurred $4,070,000 of compensation expense and issued 158,042.5 shares of Class A Common Stock related to the settlement of employee stock options. The compensation expense represents the difference between fair market value and the exercise price on the settlement of 57,000 employee stock options and $900,000 of bonuses paid to satisfy a portion of income taxes incurred by option holders as a result of receiving shares of common stock.

     In November 1997, the Company consummated an exchange of 100% of the Series A Notes for $105,000,000 aggregate principal amount of 10.125% Series B Senior Notes due 2005, which are registered under the Securities Act of 1993, as amended.

     At December 31, 1997, there were 909,005.0 shares of Class A Common Stock outstanding.

5.   ACCRUED EXPENSES

     A  summary  of  accrued   expenses  at  December  31  follows  (dollars  in
thousands):

                                              1997         1996
                                             ------       ------
Interest .............................       $  886       $1,011
Salaries, wages and other compensation        3,697        2,474
Other ................................        2,779        2,082
                                             ------       ------
                                             $7,362       $5,567
                                             ======       ======

                           WELLS ALUMINUM CORPORATION

6.   LONG-TERM DEBT

     A summary of long-term debt at December 31 follows (dollars in thousands):


                                                      1997           1996
                                                    --------       --------
Credit agreement:

    Revolving loan facility .................       $   --         $  1,400
    Term A loan .............................           --            7,477
    Term B loan .............................           --            6,201
Subordinated notes:
    14.125% senior subordinated notes .......           --           15,000
Senior notes:
    10.125% Series B senior notes (see Note 4)       105,000           --
Other .......................................           --               13
                                                     105,000         40,091
    Less current portion ....................           --              (13)
                                                    --------       --------
                                                    $105,000       $ 40,078
                                                    ========       ========

     Aggregate maturities of long-term debt for each of the five years succeeding December 31, 1997 are $0.

CREDIT AGREEMENT

     In December 1994, the Company entered into a $62,000,000 credit agreement ("1994 Credit Agreement") with Banque Indosuez (now known as Credit Agricole Indosuez), New York Branch ("Agent"). In May 1997, the Company entered into a $15,000,000 credit agreement ("1997 Credit Agreement") with Credit Agricole Indosuez by amending and restating the 1994 Credit Agreement.

     The 1994 Credit Agreement with Agent was comprised of 1) a $22,000,000 working capital line of credit ("1994 Revolving Loan Facility"), which would mature on December 31, 2000, 2) a $33,000,000 term loan ("Term A Loan"), which would mature on December 31, 2000, and 3) a $7,000,000 term loan ("Term B Loan"), which would mature on March 31, 2001. The proceeds under the 1994 Credit Agreement were used to refinance existing debt.

     Outstanding balances of the 1994 Revolving Loan Facility were subject to interest, at the Company's option , at either 1.5% over the Agent's prime lending rate or 2.75% over LIBOR. On or after January 1, 1996, either rate was subject to a reduction of 0.25% or 0.50% if the Company met certain financial criteria stated in the 1994 Credit Agreement. The Company met these financial criteria and as such the interest rates were reduced by 0.25%. In addition, the Company paid a commitment fee of 0.50% per annum on the average daily unused amounts. The 1994 Revolving Loan Facility included available letters of credit of $5,000,000 which were not used by the Company. In May 1997, outstanding balances of the 1994 Revolving Loan Facility were paid in full as part of the Recapitalization. As a consequence of paying off the 1994 Revolving Loan Facility, the Company recorded an extraordinary loss of $370,000, consisting of $606,000 of unamortized costs, net of an income tax benefit of $236,000.

     The Term A Loan required quarterly principal payments of $1,375,000, through December 31, 2000 and was subject to interest, at the Company's option, at either 1.5% over the Agent's prime lending rate or 2.75% over

                           WELLS ALUMINUM CORPORATION

6.   LONG-TERM DEBT (CONTINUED)

LIBOR. On or after January 1, 1996, either rate was subject to a reduction of 0.25% or 0.50% if the Company met certain financial criteria stated in the 1994 Credit Agreement. The Company met these financial criteria and as such the interest rates were reduced by 0.25%. In May 1997, the remaining balance due under the Term A Loan was paid in full as part of the Recapitalization. As a consequence of retiring the Term A Loan, the Company recorded an extraordinary loss of $555,000 consisting of $910,000 of unamortized costs, net of an income tax benefit of $355,000.

     The Term B Loan, payable in full on March 31, 2001, was subject to interest, at the Company's option, at either 2.0% over the Agent's prime lending rate or 3.25% over LIBOR. On or after January 1, 1996, either rate was subject to a reduction of 0.25% or 0.50% if the Company met certain financial criteria stated in the 1994 Credit Agreement. The Company met these financial criteria and as such the interest rates were reduced by 0.25%. In May 1997, the remaining balance due under the Term B Loan was paid in full as part of the Recapitalization. As a consequence of retiring the Term B Loan, the Company recorded an extraordinary loss of $118,000, consisting of $193,000 of unamortized costs, net of an income tax benefit of $75,000.

     The 1997 Credit Agreement with the Agent is comprised of a $15,000,000 secured line of revolving credit maturing on the last business day of June 2002. Outstanding balances under this agreement are subject to interest, at the Company's option, at either 1.0% over the Agent's prime lending rate or 2.25% over LIBOR. In addition, the Company pays a commitment fee of 0.35% per annum on the average daily unused amounts. The 1997 Credit Agreement includes available letters of credit of $5,000,000, which have not been used by the Company. There are no additional fees with respect to unused letters of credit.

     The 1997 Credit Agreement contains numerous covenants, including: (a) a limitation on the payment of dividends or the repurchase of common stock; (b) a restriction on redemption or purchase of any indebtedness or the alteration of terms of any indebtedness; (c) a restriction on the incurrence of future indebtedness, capital expenditures, investments, liens, transactions with affiliates and disposition of assets; and (d) the maintenance of specified financial rations and minimum net worth. The Company was in compliance with these covenants at December 31, 1997.

     The Company's obligations under the 1997 Credit Agreement are secured by substantially all of the Company's inventories and accounts receivable. No borrowings were outstanding under the 1997 Credit Agreement as of December 31, 1997.

SUBORDINATED NOTES

     In 1987, the Company issued $15,000,000 of 14.125% Junior Subordinated Notes with a required mandatory redemption of $7,500,000 on June 15, 1998 and final maturity on July 15, 1999. In December 1994, the Company entered into an Exchange and Amendment Agreement whereby the original notes were exchanged for the Subordinated Notes. The Subordinated Notes were redeemable at the option of the Company, assuming no notes were held by original note holders, at a price of 105.375% of the principal amount redeemed, with the prepayment penalty reducing annually thereafter to 100.0%. In connection with the Recapitalization, the Company placed funds in escrow in May 1997 to be used to redeem the Subordinated Notes at 101.625% on July 15, 1997. As a consequence of retiring the Subordinated Notes, the Company recorded an extraordinary loss of $249,000, comprised of $244,000 of prepayment penalty and $165,000 of unamortized costs, net of an income tax benefit of $160,000.

                           WELLS ALUMINUM CORPORATION

6.   LONG-TERM DEBT (CONTINUED)

     During 1995, the Company entered into a 7.50% interest cap agreement which had the effect of limiting exposure to fluctuating interest rates on its variable rate debt under the 1994 Credit Agreement. The interest rate cap agreement was terminated in June 1997 in connection with the Recapitalization.

7.   INTEREST EXPENSE, NET OF INTEREST INCOME

     A summary of interest expense, net of interest income, for the years ended December 31 follows (dollars in thousands):

                                              1997          1996          1995
                                            -------        ------       ------

Interest expense .......................    $ 8,249        $4,681       $6,517
Amortization of debt issuance costs ....        593           495          570
                                            -------        ------       ------
                                              8,842         5,176        7,087
Interest income ........................       (452)         --           --
                                            -------        ------       ------
Interest expense, net of interest income    $ 8,390        $5,176       $7,087
                                            =======        ======       ======


     Cash paid for interest amounted to $8,375,000, $5,015,000 and $6,184,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.   FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard No. 107, Disclosures about Fair Values of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value reported in the balance sheets for cash, accounts receivable, accounts payable and long-term debt approximate their fair values.

9.   Income Taxes

     Significant components of deferred tax liabilities and assets at December 31 follow (dollars in thousands):


                                                1997          1996
                                               ------       -------
Deferred tax liabilities:
    Property, plant and equipment ......       $6,372       $6,701
    Inventory ..........................          237          212
                                               ------       ------
Total deferred tax liabilities .........        6,609        6,913
                                               ------       ------
Deferred tax assets:
    Pension and benefit plan liabilities          568          952
    Accrued liabilities ................          319          135
    Allowance for doubtful accounts ....          322          456
                                               ------       ------
Total deferred tax assets ..............        1,209        1,543
                                               ------       ------
Net deferred tax liabilities ...........       $5,400       $5,370
                                               ======       ======

     Deferred income taxes are included in the Balance Sheets in other current assets and deferred income taxes.

                           WELLS ALUMINUM CORPORATION

9.   INCOME TAXES (CONTINUED)

     For the years ended December 31, 1997 and 1996, there was no valuation allowance for any of the deferred tax assets.

     A reconciliation of the statutory income tax to the income tax expense included in the Statements of Operations for the years ended December 31 follows (dollars in thousands):

                                                      1997         1996         1995
                                                     ------       ------       ------
Income tax expense calculated at the statutory
    federal income tax rate ..................       $4,117       $5,566       $5,195
Amortization of goodwill .....................          416          416          416
State taxes, net of federal benefits .........          518          683          642
Prior years' income taxes ....................         --            313         --
Other ........................................           22           81            9
                                                     ------       ------       ------
Income tax expense ...........................       $5,073       $7,059       $6,262
                                                     ======       ======       ======


                          1997         1996           1995
                         ------       -------        -------
Current taxes ....       $5,043       $ 7,763        $ 6,453
Deferred taxes ...           30          (704)          (191)
                         ------       -------        -------
Income tax expense       $5,073       $ 7,059        $ 6,262
                         ======       =======        =======

     Cash paid for federal and state income taxes amounted to $4,490,000, $6,883,000 and $4,960,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.  LEASES

     The Company leases various facilities and equipment under short-term rental and operating lease agreements. Rent expense under these agreements amounted to $1,752,000, $1,496,000 and $1,434,000 for the years ended December 31, 1997,
1996 and 1995, respectively. Future minimum payments under noncancellable operating leases as of December 31, 1997 are: $1,392,000 in 1998, $896,000 in 1999, $607,000 in 2000, $341,000 in 2001, $128,000 in 2002 and $526,000
thereafter.

11.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors several defined benefit pension plans covering substantially all salaried and hourly employees. The benefits for salaried employees are based on years of service and compensation while the benefits for hourly employees are based on years of service. The Company's funding policy is to contribute annually an amount at least equal to the minimum annual contributions required by ERISA. The plans' assets are invested primarily in money market funds, common stocks and stock mutual funds.

                           WELLS ALUMINUM CORPORATION

11.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     A summary of the actuarially computed benefit obligations and assets for the defined benefit pension plans as of December 31 follows (dollars in thousands):


                                                        1997           1997            1996           1996
                                                     -----------    -----------     -----------    -----------
                                                     Accumulated      Assets        Accumulated      Assets
                                                       Benefit        Exceed          Benefit        Exceed
                                                     Obligation     Accumulated     Obligation     Accumulated
                                                       Exceeds        Benefit         Exceeds        Benefit
                                                       Assets       Obligation        Assets       Obligation
                                                     ----------     -----------     ----------     -----------
Actuarial present value of benefit obligations:

    Vested benefit obligation .................       $ 3,464        $  8,373        $ 5,652        $ 3,884
                                                      =======        ========        =======        =======
    Accumulated benefit obligation ............       $ 4,354        $  9,255        $ 6,620        $ 4,292
                                                      =======        ========        =======        =======
Projected benefit obligation ..................       $ 4,354        $ 11,307        $ 6,620        $ 6,038
Plan assets at fair value .....................         3,672           9,470          4,895          4,815
                                                      -------        --------        -------        -------
Plan assets less than
    projected benefit obligations .............          (682)         (1,837)        (1,725)        (1,223)
Unrecognized prior service costs ..............           648             421            829             33
Unrecognized net (gain) loss ..................           799             906            807           (208)
Additional minimum pension
    liability .................................        (1,447)           --           (1,636)          --
                                                      -------        --------        -------        -------

Total accrued and
    deferred pension obligations ..............       $  (682)       $    510        $(1,725)       $(1,398)
                                                      =======        ========        =======        =======


A summary of net pension costs for the years ended December 31 follows (dollars in thousands):

                                                                    1997          1996           1995
                                                                  -------        -------        ------
Service cost - benefits earned during the period ..........       $   803        $   825        $ 690
Interest cost on projected benefit obligation .............         1,005            884          824
Return on plan assets .....................................        (1,071)          (758)        (622)
Net amortization and deferral .............................           373            195          105
                                                                  -------        -------        -----
Net pension cost ..........................................       $ 1,110        $ 1,146        $ 997
                                                                  =======        =======        =====

A summary of the significant actuarial assumptions follows:




                                       1997        1996        1995
                                       -----       -----       -----
Discount rates ..............          7.25%       7.75%       7.25%
Future compensation increases          4.50%       4.50%       4.00%

The actuary assumed an expected long-term rate of return on assets of 8.00% for 1997, 1996 and 1995.

     In addition to the Company's defined benefit pension plans, the Company offers postretirement medical insurance and life insurance benefits to employees (primarily salaried employees) who retire under certain eligibility requirements. Coverage is for the lifetime of the retiree and spouse (if elected). Contribution requirements for

                           WELLS ALUMINUM CORPORATION

11.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

current retirees are set at a fixed percentage of expected claims costs, while contributions for future retirees will vary dependent upon years of service at retirement. The Company funds its postretirement benefit obligation on a pay as you go basis.

     A reconciliation of the plans' combined funding status with the amounts recognized in the balance sheet as of December 31 follows (dollars in thousands):


                                                       1997           1996
                                                     --------       --------
Accumulated postretirement benefit obligation:
    Retirees .................................       $(1,150)       $(1,044)
    Fully eligible active plan participants ..          (524)          (475)
    Other active plan participants ...........        (2,147)        (1,605)
                                                     -------        -------
                                                      (3,821)        (3,124)

Plan assets at fair value ....................          --             --
Accumulated postretirement benefit obligations
    in excess of plan assets .................        (3,821)        (3,124)
Unrecognized transition obligation ...........         2,444          2,588
Unrecognized net gain ........................          (148)          (413)
                                                     -------        -------
Net pension cost .............................       $(1,525)       $  (949)
                                                     =======        =======

     The portion of the accumulated postretirement benefit obligation related to life insurance is $1,004,000 and $799,000 for December 31, 1997 and 1996, respectively.

     The components of net periodic postretirement benefit cost follow (dollars in thousands):

                                                                       1997        1996
                                                                       -----       ----
Service cost ...................................................       $183        $186
Interest cost ..................................................        243         220
Amortization of unrecognized transition obligation over 20 years        144         144
Amortization of unrecognized gain ..............................         (2)        --
                                                                       ----        ----
Net periodic postretirement benefit cost .......................       $568        $550
                                                                       ====        ====

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the plans is 8% and is assumed to decrease gradually to 5% and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation for the plans as of December 31, 1997 by $547,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit for 1997 by $72,000.

     The weighted-average discount rate used by the actuary in determining the accumulated postretirement benefit obligations was 7.25 percent and 7.75 percent at December 31, 1997 and 1996, respectively.

                           WELLS ALUMINUM CORPORATION

12.  STOCK OPTION PLANS

     In November 1993, the Board of Directors of the Company approved a stock option plan which authorized up to 60,000 shares of Class A Common Stock for the plan. The plan provided for the granting of options to officers, other key employees and directors at an exercise price not to exceed the fair market value on the date of the grant as determined by the Board of Directors. Under the terms of the plan, the maximum term for the options granted was ten years with the options vesting ratably over a period of four years. The options granted were exercisable at a price of $10.00 per share. All options granted under the plan were settled on May 28, 1997 as part of the Recapitalization of the Company.


                                           1997           1996           1995
                                          ------         ------         ------
Options outstanding at January 1 .        57,000         53,000         60,000
Options exercised ................          --           (3,000)          (750)
Options settled ..................       (57,000)
Options granted ..................          --            7,000           --
Options canceled .................          --             --           (6,250)
                                         -------        -------        -------

Options outstanding at December 31          --           57,000         53,000
                                         =======        =======        =======
Options exercisable at December 31          --           42,750         26,500
                                         =======        =======        =======


     The Company recognized $4,070,000 in compensation expense relating to the 57,000 options settled in 1997 and $250,000 in compensation expense relating to the 7,000 options granted in 1996.

     In June 1997, the Board of Directors of the Company approved a stock option plan which authorized up to 65,000 shares of Class A Common Stock for the plan. The plan provides for the granting of options to officers, other key employees and directors at an exercise price not to exceed the fair market value on the date of the grant as determined by the Board of Directors. Under terms of the plan, the maximum term for the options granted is ten years with the options vesting ratably over a period of four years. The options granted are exercisable at a price of $8.00 per share. The weighted-average remaining contractual life of the options outstanding as of December 31, 1997 approximates 9.5 years.


                                                  1997        1996      1995
                                                 ------      -------   ------
       Options outstanding at January 1 .          --          --       --
       Options exercised ................          --          --       --
       Options granted ..................        61,350        --       --
       Options canceled .................        (9,650)       --       --
                                                 ------       ----     ----
       Options outstanding at December 31        51,700        --       --
                                                 ======       ====     ====
       Options exercisable at December 31          --          --       --
                                                 ======       ====     ====

13.  FUTURES CONTRACTS

     The Company, in the normal course of business, enters into futures contracts to manage the risk of fluctuations in the price of aluminum. Fluctuations in the price of aluminum can have a significant impact upon the operations of the Company. These instruments involve elements of credit and market risk that are not reflected on the Company's balance sheet. Entering into these contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also of movements in market value of the futures contracts.

                           WELLS ALUMINUM CORPORATION

13.  FUTURES CONTRACTS (CONTINUED)

The Company is required to place amounts on deposit with brokers based on the market value of certain contracts. These margin deposits bear interest based on the rate of certain U.S. Treasury instruments and are to be refunded as the market value changes or contracts are closed.

     As of December 31, 1997 and 1996, the Company has contracts outstanding with a notional principal amount of $19,469,000 and $11,125,000, respectively, all of which the Company has used to hedge forward sales contracts. The unrealized loss related to these contracts approximates $501,000 at December 31, 1997.

14.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1997, the Company has commitments with four North American suppliers to purchase 65.5 million pounds of primary aluminum from January 1998 through January 1999 at current market prices at the delivery dates. In addition, the Company has a commitment under the Venalum Agreement, which expired December 31, 1997, to purchase 8.0 million pounds of aluminum in January 1998 from Venalum, a delivery originally scheduled for December 1997. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

     The Company has received notice of claims asserting potential liability under various federal and state environmental laws. Management believes substantially all such claims were discharged in a Chapter 11 bankruptcy filing by the former owner of the Company and relate to matters existing prior to June 1987 which are covered by an indemnity agreement with the former owner of the Company. The indemnity agreement requires the former owner to pay all qualifying claims, as defined, in excess of $500,000 if the aggregate amount of all claims exceeds $1,500,000.

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Based upon information that is currently available, management does not expect that the resolution of environmental claims will have a material adverse effect on the Company. However, given the inherent uncertainties in evaluating environmental exposure, it is not possible to predict the amount of future costs of environmental claims which may be subsequently determined. The Company has not anticipated any insurance proceeds or third-party payments in determining its estimated liability for environmental remediation.

     The Company is also a party to a number of other lawsuits and claims arising out of the conduct of its business. Although the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Company or its operations.

15.  SUBSEQUENT EVENTS

     In January and February of 1998, the Company arranged commitments with five North American suppliers to purchase an additional 6.6 million pounds of primary aluminum, plus 16.8 million pounds of aluminum billet from January 1998 through December 1998 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

     In late February 1998, the Company's collective bargaining agreement with the local union at one plant location expired, and shortly thereafter, the local union initiated a work stoppage. In late March 1998, the Company and the local union reached agreement on a new collective bargaining agreement and the work stoppage ceased. During the work stoppage, the Company operated the affected plant using salaried personnel from within the Company and temporary employees. Management believes that the work stoppage did not have a material adverse effect on the financial performance of the Company.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           WELLS ALUMINUM CORPORATION

                                December 31, 1997

                             (Dollars in Thousands)


               COL. A                   COL. B              COL. C            COL. D       COL. E
                                                          Additions
                                        Balance at  Charged to   Charged to                Balance at
                                        Beginning   Costs and    Other       Deductions    End
              Description               of Period   Expenses     Accounts    -- Describe   of Period
--------------------------------         ---------  --------     --------    -----------   ---------
Year Ended December 31, 1997:
Deducted from asset accounts:
  Allowance for doubtful accounts       $1,170       $150         --         $(495)(1)    $  825
                                        ------       ----                    -----        ------
    Total                               $1,170       $150         --         $(495)       $  825
                                        ======       ====                    =====        ======

Year Ended December 31, 1996:

Deducted from asset accounts:
  Allowance for doubtful accounts       $  925       $548         --         $(303)(1)    $1,170
                                        ------       ----                    -----        ------
    Total                               $  925       $548         --         $(303)       $1,170
                                        ======       ====                    =====        ======

Year Ended December 31, 1995:

Deducted from asset accounts:
  Allowance for doubtful accounts       $1,008       $464         --         $(547)(1)    $  925
                                        ------       ----                    -----        ------
    Total                               $1,008       $464         --         $(547)       $  925
                                        ======       ====                    =====        ======

(1)  Uncollectible accounts written off, net of recoveries and adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table set forth certain information with respect to the individuals who are the directors and executive officers of Wells.

                     Name                    Age                                  Position
-----------------------------------------     --      -----------------------------------------------------------
Russell W. Kupiec .......................     50      President, Chief Executive Officer and Director
W. Russell Asher ........................     55      Senior Vice President, Chief Financial Officer and Director
Lynn F. Brown ...........................     53      Senior Vice President, Sales and Marketing and Director
Leo A McCafferty .......................      60      Vice President, Operations and Director
William J. Milam ........................     57      Vice President, Sales and Product Management
David J. Raymonda ......................      40      Controller, Secretary and Treasurer
Elizabeth Varley Camp ..................      40      Director
Elena de Costas ...........................   45      Director
Todd Goodwin ............................     66      Director
Edward R. Heiser ........................     62      Director
Lewis W. van Amerongen ..............         57      Director
Estrella Vidal .............................  38      Director


     Each director of the Company holds office until the next annual meeting of the stockholders of the Company or until his or her successor has been elected and qualified. Officers of the Company are elected by and serve at the discretion of the Board of Directors. See "Certain Relationships and Other Transactions."

     Pursuant to an agreement among the Company and certain of its stockholders, Venalum has the right to nominate two directors to the Board of Directors. Ms. Elena de Costas and Ms. Estrella Vidal have been nominated by Venalum and have been duly elected and qualified.

     Russell W. Kupiec joined the Company in April 1991. Mr. Kupiec has been President and Chief Executive Officer since April 1996. From March 1995 to April 1996, he served as Chief Operating Officer. From November 1991 to March 1995, Mr. Kupiec served as Vice President, Manufacturing. From April 1991 to November 1991, he served as Vice President, Administration. Mr. Kupiec has been a director of the Company since 1991.

     W. Russell Asher, a certified public accountant, joined the Company in January 1994 and has been Chief Financial Officer since that time. From December 1991 to January 1994, he served as Chief Financial Officer of the Federal Emergency Management Agency. Prior thereto, Mr. Asher was Vice President, Finance of MB America Inc., a packaging and printing business, and President and General Manager of AmeriForms Inc., a printing company which was a subsidiary of MB America Inc. Mr. Asher has been a director of the Company since 1994.

     Lynn F. Brown joined the Company in January 1996 and has been Senior Vice President, Sales and Marketing since that time. From December 1994 to January 1996, he served as Executive Vice President, Sales and Marketing of Terra Green Technologies, a start-up business in the ceramics industry. From July 1986 to

December  1994,  Mr.  Brown  was  Business  Manager  of  International   Paper's
Fountainhead Products Group. Mr. Brown has been a director of the Company since June 1997.

     Leo A. McCafferty joined the Company in October 1995 and has been Vice President, Operations since July 1996. From October 1995 to July 1996, he served as Vice President, Manufacturing. From May 1993 to October 1995, Mr. McCafferty was President of Solutions Et Al, a consulting company engaged in strategic planning and operations control. From 1986 to May 1993, he was President of PEMS Service and Repair, a company engaged in ground water treatment and control. Mr. McCafferty has also held vice president and general manager positions at Black & Decker Corporation, where he was employed for twenty years. Mr. McCafferty has been a director of the Company since December 1997.

     William J. Milam joined the Company in 1971. Mr. Milam has been Vice President, Sales and Product Management since 1991, and prior thereto, held various regional sales management positions.

     David J. Raymonda joined the Company in 1982. Mr. Raymonda has been Controller and Secretary of the Company since February 1989 and Treasurer since September 1993.

     Elizabeth Varley Camp has been a Vice President at Goldman, Sachs & Co. since August 1997 and has served a director of the Company since July 1987. Ms. Varley Camp joined GGvA in 1986 and was a Partner of GGvA from 1992 until July 1997.

     Elena de Costas has been Vice President of Finance and Administration of Venalum since 1995 and has served as a director of the Company since August 1997. From 1994 to 1995, Ms. de Costas served as Manager of Finance and Administration of Venalum.

     Todd Goodwin has been a Partner of GGvA since 1984 and has served as a director of the Company since July 1987. Mr. Goodwin is a director of Schult Homes Corporation, The Rival Company, Inc., Johns Manville Corporation and U. S. Energy Systems, Inc.

     Edward R. Heiser retired as President and Chief Executive Officer of the Company in April 1996, a position which he had held since 1991. Mr. Heiser has been a director of the Company since 1991.

     Lewis A. van Amerongen has been a Partner of GGvA since 1970 and has served as a director of the Company since July 1987. Mr. van Amerongen is also a director of Agrifos LLC and Erickson Air-Cranes Co., LLC, two privately held companies.

     Estrella Vidal is the Assistant Corporate Executive to the President of Venalum and has served as a director of the Company since December 1997. During the past five years, Ms. Vidal has held various administrative positions with Venalum.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the compensation earned, whether paid or deferred, to Wells's Chief Executive Officer and its other five most highly compensated executive officers (collectively, the "Named Officers") for services rendered in all capacities to the Company during the years ended December 31, 1997, 1996 and 1995.

                                            Summary Compensation Table

                                                                                  Long-Term
                                                                                Compensation
                                                                                   Awards
                                                                                ------------
                                                     Annual Compensation         Securities
                                                  -------------------------      Underlying
Name and Principal Position            Year       Salary           Bonus          Options
---------------------------            ----       ------           -----         ----------
Russell W. Kupiec                      1997       $234,650       $1,434,955       15,000
  President and                        1996       $187,500       $  175,000        1,300
    Chief Executive Officer            1995       $146,583       $  112,000         --

W. Russell Asher                       1997       $140,000       $  991,042       10,000
  Senior Vice President and            1996       $130,000       $  110,000        1,000
    Chief Financial Officer            1995       $120,000       $   80,000         --

Lynn F. Brown                          1997       $136,100       $  167,210        5,000
 Senior Vice President,                1996       $130,000       $   50,000          500
    Sales and Marketing                1995           --         $     --           --

Leo A. McCafferty                      1997       $120,900       $  180,000        5,000
  Vice President,                      1996       $ 87,500       $   65,000         --
    Operations                         1995       $ 16,667       $   12,800         --

William J. Milam                       1997       $112,067       $  487,571        1,500
  Vice President,                      1996       $106,562       $   25,000         --
    Sales and Product Management       1995       $102,625       $   29,000         --

David J. Raymonda                      1997       $ 85,180       $  511,515        1,500
  Controller, Treasurer and            1996       $ 80,180       $   23,000         --
    Secretary                          1995       $ 74,980       $   20,000         --

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information on grants of options made to the Named Officers during fiscal 1997.

                          Option Grants in Fiscal 1997

                                      Individual Grants
                                    ----------------------
                       Number of    % of Total
                       Securities    Options     Exercise
                       Underlying   Granted to    or Base                         Grant
                        Options    Employees in    Price      Expiration           Date
    Name                Granted     Fiscal Year  Per Share      Date(1)          Value(2)
------------------      -------     -----------  ---------      -------          --------
Russell W. Kupiec       15,000         24.4%     $   8.00    June 30, 2007       $120,000
W. Russell Asher        10,000         16.3%     $   8.00    June 30, 2007       $ 80,000
Lynn F. Brown            5,000          8.1%     $   8.00    June 30, 2007       $ 40,000
Leo A. McCafferty        5,000          8.1%     $   8.00    June 30, 2007       $ 40,000
William J. Milam         1,500          2.4%     $   8.00    June 30, 2007       $ 12,000
David J. Raymonda        1,500          2.4%     $   8.00    June 30, 2007       $ 12,000

(1) The terms of the stock options granted in fiscal 1997 provide that the options become exercisable in four substantially equal installments on July 1, 1998, 1999, 2000 and 2001.

(2) The grant date value was determined using the enterprise value of the Company, based upon third party offers to acquire the Company less the amount of indebtedness outstanding at May 28, 1997 (including accrued interest, agency fees and prepayment penalty) and the special cash dividend paid in connection with the Recapitalization.

     The following table provides information on the valuation of options held by the Named Officers. None of the options held by the Named Officers were eligible for exercise during fiscal 1997.

                                  Number of Securities         Value of Unexercised
                                 Underlying Unexercised        In-the-Money Options
                               Options at Fiscal Year End      At Fiscal Year End (1)
                               --------------------------    -------------------------
                                Exercisable/Unexercisable    Exercisable/Unexercisable
                               --------------------------    -------------------------
Russell W. Kupiec...........           0/15,000                   $0/$120,000
W. Russell Asher............           0/10,000                    $0/$80,000
Lynn F. Brown ..............            0/5,000                    $0/$40,000
Leo A. McCafferty...........            0/5,000                    $0/$40,000
William J. Milam............            0/1,500                    $0/$12,000
David J. Raymonda ..........            0/1,500                    $0/$12,000

(1) The value of the in-the-money options is based upon an estimate of market value of $16.00 per share at December 31, 1997.

PENSION BENEFITS

     The following table provides the estimated annual retirement benefits payable under the Company's pension plan to participating employees, including the Named Officers, in the remuneration and years of service classifications indicated. The Company maintains a tax-qualified defined benefit plan, which covers most officers and salaried employees on a non-contributory basis.

                                                Pension Plan Table

                                          Years of Service

Remuneration            10            15            20            25            30            35
------------------    -------       -------       -------       -------       -------       -------
$ 100,000 ........    $15,360       $23,040       $30,720       $38,400       $46,080       $53,760
$ 125,000 ........    $19,200       $28,800       $38,400       $48,000       $57,600       $67,200
$ 150,000 ........    $23,040       $34,560       $46,080       $57,600       $69,120       $80,640
$ 175,000 ........    $24,576       $36,864       $49,152       $61,440       $73,728       $86,016
$ 200,000 ........    $24,576       $36,864       $49,152       $61,440       $73,278       $86,016

    Compensation used in calculating the annual normal retirement benefit amounts reflected in the Pension Plan Table is the current annual base salary. The normal retirement age for pension plan purposes is age 65.

     The respective years of service credited for pension purposes as of December 31, 1997, and the estimated years of service at age 65 for each of the Named Officers are as follows:


                                       Years of Service     Years of Service
                                     at December 31, 1997   at Normal Retirement
                                     --------------------   --------------------
Russell W. Kupiec .....................       6.76                 21.31
W. Russell Asher ......................       4.00                 13.60
Lynn F. Brown .........................       2.00                 14.23
Leo A. McCafferty .....................       2.21                  6.56
William J. Milam ......................      26.53                 33.84
David J. Raymonda .....................      18.34                 43.00

     The Pension Plan Table reflects the annual benefit payable commencing on the participant's 65th birthday in the form of an annuity for the participant's life. The benefits reflected in the Pension Plan Table will be offset by 0.486% of the participant's Covered Compensation, as defined by the Internal Revenue Service, and any prior plan benefits.

EMPLOYMENT AGREEMENTS

     Each of the Named Officers has an employment agreement with the Company. Among other things, each arrangement provides for a term of employment in a specific executive position, a specified annual base salary and participation in any additional incentive compensation or bonus programs of the Company. The employment agreements with Messrs. Kupiec and Asher continue until December 31, 1999 and annually thereafter unless otherwise terminated. If either Mr. Kupiec or Mr. Asher is terminated other than for cause or disability, the Company is obligated to continue paying the base salary amount through the end of the contract term, subject to an offset for earnings from other full-time employment, and to maintain benefits for such executive through the end of the contract term. If certain Change in Ownership (as defined in such agreements) events occur during the term of these agreements, the term of employment is automatically extended for three years from the date the executive is notified of the Change in Ownership. In the event of a Change in Ownership, the executive is given the right to terminate his agreement if he is dissatisfied with his salary or performance review to be given approximately 18 months after the Change in Ownership. If, after a Change in Ownership, the executive terminates his employment due to such dissatisfaction or is discharged other than for cause or disability, the Company's obligation to continue paying his base salary through the end of the contract term is not subject to any offset and the Company is obligated to maintain benefits for such executive through the end of the contract term.

     The employment agreements with each of Mr. Milam and Mr. Raymonda continue until December 31, 1998, which are subject to automatic two year extensions, if certain Change in Ownership (as defined in such agreements) events occur. If either of such executives is terminated other than for cause or disability, the Company is obligated to continue paying the base salary amount through the end of the contract term, subject to an offset for earnings from other full-time employment, and to maintain benefits for such executive for six months after such termination. The employment agreements for Messrs. Brown and McCafferty ended on December 31, 1997, and during their contract term, were substantially similar to the employment agreements of Mr. Milam and Mr. Raymonda.

STOCK OPTION PLAN

     In June 1997, the Company adopted and the stockholders of the Company subsequently approved the 1997 Stock Incentive Plan (the "Plan") pursuant to which officers, directors and other key employees of the Company will be granted stock options to purchase shares of Class A Common Stock. The Plan is administered by either the Stock Option Committee (the "Committee") of the Board of Directors or the Board of Directors (the "Board"). The Committee or the Board will have the discretion to determine the exercise price, the duration and other terms and conditions of such options. The Committee or the Board will have the authority to interpret and construe the Plan, and any interpretation or construction of the Plan by the Committee or the Board will be final and conclusive. During the year ended December 31,1997, 61,350 stock options were granted and 9,650 stock options were cancelled, both pursuant to the Plan. Twenty five percent of such outstanding options will vest and become exercisable on each of the first through fourth anniversaries of the date of the grant.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Wells is authorized to issue 1,100,000.0 shares of Class A Common Stock, par value $0.01 per share (the "Common Stock"). As of December 31, 1997, 909,005.0 shares of Common Stock were issued and outstanding.

     The following table sets forth certain information as of December 31, 1997, with respect to the shares of the Common Stock of the Company beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock and by all directors and executive officers of the Company.

                                                           Beneficial Ownership
                                                             Number of Shares     Percentage of Total
                                                           --------------------   -------------------
Wells Holdings Limited Partnership
   600 Madison Avenue, New York, New York 10022 ...              560,000.0             61.61%
CVG Industria Venezolana de Aluminio, C.A .........
    Zona Industrial Matanzas, Cuidad Guayana,
    Apt 289312, Estado Bolivar, Venezuela .........              180,362.5             19.84%
Russell W. Kupiec .................................               34,810.0              3.83%
W. Russell Asher ..................................               41,125.0              4.52%
Lynn F. Brown .....................................                2,937.5              0.31%
William J. Milam ..................................               12,600.0              1.39%
David J. Raymonda .................................               29,375.0              3.23%
Todd Goodwin ......................................              560,000.0             61.61%
Edward R. Heiser ..................................               16,000.0              1.76%
Lewis W. van Amerongen ............................              560,000.0             61.61%
All Executive Officers and Directors
    as a Group (12 Persons) .......................              696,847.5             76.66%

     Wells Holdings Limited Partnership ("Wells Holdings") is a limited partnership of which GGvA is the sole general partner. As such, GGvA exercises sole voting and investment power with respect to the shares owned by Wells Holdings. Messrs. Goodwin and van Amerongen, directors of the Company, are partners in GGvA, with the shared power to direct the actions of GGvA, and may be deemed to own beneficially the shares owned by Wells Holdings by virtue of their status and rights as such partners.

     Wells Holdings is the successor limited partnership of The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (collectively, "Fulcrum III"). Fulcrum III was a limited partnership of which GGvA was the sole general partner. GGvA has informed the Company that all of the shares owned by Fulcrum III have been transferred to Wells Holdings.

AGREEMENTS WITH STOCKHOLDERS

     In connection with the acquisition of the Company in 1987, the Company entered into a Stock Purchase Agreement with Fulcrum III. Subject to certain restrictions, Fulcrum III had certain demand and "piggyback" rights to have its shares of Class A Common Stock registered under the Securities Act. The Company had agreed to pay the costs and expenses associated with two such registrations, except for discounts and commissions. As successor to Fulcrum III, Wells Holdings has succeeded to these rights.

     In 1988, the Company entered into a Stock Purchase Agreement with Venalum (the "Venalum Stock Purchase Agreement"). The Venalum Stock Purchase Agreement provides that, upon certain issuances of equity securities, Venalum will have rights to maintain its percentage of equity interest in the Company's capital stock by purchasing a portion of such equity securities. Subject to certain conditions, Venalum has certain "piggyback" rights to have its shares of Class A Common Stock registered under the Securities Act. The Company has agreed to pay the costs and expenses associated with two such registrations, except for discounts and commissions.

     In connection with Venalum's acquisition of Class A Common Stock, the Company entered into a Shareholders' Agreement (the "Shareholders Agreement") with Fulcrum III and Venalum. The Shareholders Agreement provides that if
Fulcrum III transfers its shares of Class A Common Stock under certain circumstances, Venalum may participate in such transfer. The transfer of shares from Fulcrum III to Wells Holdings did not trigger Venalum's right to participate in such transaction. Pursuant to the Shareholders Agreement, the Company agreed to nominate for election to the Board of Directors two persons designated by Venalum. Fulcrum III agreed to vote its shares of Class A Common Stock so that the two persons designated by

Venalum shall be elected to the Board of Directors, and Venalum agreed to vote its shares of Class A Common Stock in favor of the Company's slate of nominees for election to the Board of Directors.

ITEM 13.     CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

     The Company was party to an agreement with Venalum pursuant to which Venalum supplied primary aluminum to the Company. This contract accounted for approximately 60-65% of the aluminum purchased by the Company from outside suppliers. Pursuant to the Venalum Agreement, the Company purchased $68.3 million, $69.3 million and $69.6 million of aluminum from Venalum in 1995, 1996 and 1997, respectively. Prices were based on the MWTP from the prior month. The Company believed that the terms of the Venalum Agreement were no less favorable to the Company than would have been obtained in an arms' length transaction. The Venalum Agreement commenced in 1988 and was renewed on numerous occasions. During 1997, negotiations to extend the Venalum Agreement or enter into a new supply agreement were not successful. The Venalum Agreement expired on December 31, 1997, although the last scheduled delivery of primary aluminum under the Venalum Agreement was received in January 1998.

     In 1987, the Company entered into an agreement with GGvA, pursuant to which GGvA provides financial advisory and other services to the Company. For such services, GGvA was paid an annual retainer of $250,000 in 1995, 1996 and 1997, plus reimbursement for its out-of-pocket expenses. In addition, GGvA received a fee of $500,000 for financial advisory and other services in connection with the Recapitalization.

     GGvA has informed the Company that all of the shares owned by Fulcrum III were transferred to Wells Holdings, a new limited partnership, of which GGvA is the sole general partner. In connection with that transfer, GGvA offered to purchase from the existing limited partners of Fulcrum III their interests in the capital stock of the Company owned by Fulcrum III. Certain limited partners accepted such offer, and as a result, the interest of GGvA in the new partnership owning the capital stock of the Company increased to approximately 83% of the interests in the capital stock of the Company owned by the new partnership.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     1.   Financial Statements

         The following financial statements of the Company are included in Item 8 of this report:

          -    Report of Independent Auditors
          -    Balance Sheets as of December 31, 1997 and 1996
          - Statements of Operations for the years ended December 31, 1997, 1996 and 1995
          - Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
          - Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
          -    Notes to the Financial Statements

     2.   Financial Statement Schedules

         The following financial statement schedule of the Company is included in Item 8 of this report:

          -    Valuation and Qualifying Accounts and Reserves

               Other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are not applicable and, therefore, have been omitted.

(b)  Exhibits

     3.1  Articles  of  Amendment  and   Restatement   of  the   Certificate  of
          Incorporation of Wells Aluminum Corporation (the "Company").

     3.2  By-Laws of the Company. *

     4.1 Indenture, dated as of May 28, 1997, between the Company and State Street Bank and Trust Company (formerly known as Fleet National Bank) (the "Trustee"). *

     4.2 Form of 10.125% Series A and Series B Senior Notes due 2005, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.1). *

     4.3 Registration Rights Agreement, dated as of May 28, 1997, among the Company and Merrill Lynch & Co. (the "Initial Purchaser"). *

     10.1 Amended and Restated Credit Agreement, dated as of May 28, 1997, among the Company, the lending institutions party thereto and Credit Agricole Indosuez, as Agent. *

     10.2 Amended and Restated General Security Agreement, dated as of May 28, 1997, between the Company and Credit Agricole Indosuez. *

     10.3 Employment Agreement with Russell W. Kupiec, dated as of December 18, 1996.

     10.4 Employment Agreement with W. Russell Asher, dated as of December 18, 1996.

     10.5 Employment  Agreement  with David  Raymonda  dated as of December  18,
          1996.

     10.6 Employment Agreement with William J. Milam, dated as of December 18, 1996.

     10.7 1997 Stock Incentive Plan

     12.1 Statement re Computation of Ratio of Earnings to Fixed Charges.


     27.1 Financial Data Schedule.

          -----------------
          *  Previously filed.

(c)  Reports on 8-K

         The Company did not file any reports on Form 8-K during the year ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Baltimore, State of Maryland, on March 30, 1998.

                                       Wells Aluminum Corporation


                                       By: /s/ Russell W. Kupiec
                                           ----------------------------
                                               Russell W. Kupiec
                                           President and Chief Executive Officer

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1993,  this
registration statement has been signed by the following persons in the capacities and on the dates indicated.

       Signature                                        Title                                    Date
----------------------------------        ----------------------------------------               --------------
/s/ Russell W. Kupiec                     Principal Executive Officer and Director               March 30, 1998
----------------------------------
Russell W. Kupiec

/s/ W. Russell Asher                      Chief Financial Officer and Director                   March 30, 1998
----------------------------------
W. Russell Asher

/s/ David J. Raymonda                     Principal Accounting Officer                           March 30, 1998
----------------------------------
David J. Raymonda

/s/ Lynn F. Brown                         Director                                               March 30, 1998
----------------------------------
Lynn F. Brown

/s/ Leo A. McCafferty                     Director                                               March 30, 1998
----------------------------------
Leo A. McCafferty

/s/ Elizabeth Varley Camp                 Director                                               March 30, 1998
----------------------------------
Elizabeth Varley Camp

/s/ Elena de Costas                       Director                                               March 30, 1998
----------------------------------
Elena de Costas

                                          Director                                               March   , 1998
----------------------------------
Todd Goodwin

/s/ Edward R. Heiser                      Director                                               March 30, 1998
----------------------------------
Edward R. Heiser

/s/ Lewis W. van Amerongen                Director                                               March 30, 1998
----------------------------------
Lewis W. van Amerongen

                                          Director                                               March   , 1998
----------------------------------
Estrella Vidal