Form 10-Q
period 1998-03-29
WELLS ALUMINUM CORP
filed 1998-05-05
CIK 828737

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X]
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                                       OR

[ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

         COMMISSION FILE NUMBER: 333-31071


                           WELLS ALUMINUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


           MARYLAND                                          35-1139550
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

     809 GLENEAGLES COURT, SUITE 300
           BALTIMORE, MARYLAND                                21286
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)



       Registrant's telephone number, including area code: (410) 494-4500

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 5, 1998, the registrant had 909,005.0 shares of Common Stock outstanding.

                           WELLS ALUMINUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):                                                               Page

             Balance Sheets as of March 29, 1998 and December 31, 1997 (audited)                           1

             Statements of Operations for the three months ended March 29, 1998
             and March 30, 1997                                                                            2

             Statements of Cash Flows for the three months ended March 29, 1998
             and March 30, 1997                                                                            3

             Notes to Financial Statements                                                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             7


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                                 13


SIGNATURES                                                                                                14


PART 1.                     FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

WELLS ALUMINUM CORPORATION
BALANCE SHEETS
(DOLLARS IN THOUSANDS)



                                                                                             MAR. 29,         DEC. 31,
                                                                                               1998           1997
                                                                                            -------------    ---------
                                                                                            (Unaudited)

                                           ASSETS
Current assets:
    Cash and cash equivalents ........................................................      $   7,780       $   5,352
    Accounts receivable, principally trade, less allowances of $860 and $825 .........         30,004          30,599
    Inventories ......................................................................         19,854          20,209
    Other current assets .............................................................          1,422           1,444
                                                                                            ---------       ---------
        Total current assets .........................................................         59,060          57,604
Property, plant and equipment, at cost less accumulated depreciation .................         28,041          27,269
Debt issuance costs, net of accumulated amortization of  $518 and $362 ...............          4,231           4,387
Goodwill, net of accumulated amortization of $12,771 and $12,474 .....................         34,253          34,550
Other assets .........................................................................          1,573           1,573
                                                                                            ---------       ---------
        Total assets .................................................................      $ 127,158       $ 125,383
                                                                                            =========       =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, principally trade ..............................................      $  17,557       $  20,253
    Accrued expenses .................................................................          9,850           7,362
                                                                                            ---------       ---------
        Total current liabilities ....................................................         27,407          27,615
Long-term debt .......................................................................        105,000         105,000
Deferred income taxes ................................................................          5,675           5,804
Deferred benefit plan obligations ....................................................          3,116           3,032
                                                                                            ---------       ---------
        Total liabilities ............................................................        141,198         141,451
                                                                                            ---------       ---------

Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 shares
        authorized and 909,005 shares issued .........................................              9               9
    Additional paid-in capital .......................................................          1,215           1,215
    Accumulated deficit ..............................................................        (14,777)        (16,805)
    Additional minimum pension liability .............................................           (487)           (487)
                                                                                            ---------       ---------
        Total stockholders' equity ...................................................        (14,040)        (16,068)
                                                                                            ---------       ---------

        Total liabilities and stockholders' equity ...................................      $ 127,158       $ 125,383
                                                                                            =========       =========


See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(DOLLARS IN THOUSANDS)


                                                 THREE MONTHS ENDED

                                                MAR. 29,     MAR. 30,
                                                  1998          1997
                                                ---------   ---------

Net sales ..................................     $63,818     $55,337

Cost of sales ..............................      53,694      47,194
                                                 -------     -------

Gross profit ...............................      10,124       8,143

Selling, general and administrative expenses       3,896       3,774
                                                 -------     -------

Operating profit ...........................       6,228       4,369

Interest expense, net of interest income ...       2,706       1,167
                                                 -------     -------

Earnings before income taxes ...............       3,522       3,202

Income taxes ...............................       1,494       1,358
                                                 -------     -------

Net earnings ...............................     $ 2,028     $ 1,844
                                                 =======     =======


See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)

                                                                                              THREE MONTHS ENDED

                                                                                         MAR. 29,                   MAR. 30,
                                                                                          1998                       1997
                                                                                         ------                     -----
OPERATING ACTIVITIES:

NET EARNINGS .................................................................           $ 2,028               $  1,844

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION ........................................             1,000                  1,047
        DEFERRED INCOME TAXES ................................................              (126)                   (80)
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
            ACCOUNTS RECEIVABLE, NET .........................................               595                 (4,943)
            INVENTORIES ......................................................               355                   (474)
            ACCOUNTS PAYABLE AND ACCRUED EXPENSES ............................              (844)                 8,571
            OTHER ASSETS AND LIABILITIES .....................................               740                    101
                                                                                         -------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................             3,748                  6,065
                                                                                         -------               --------

INVESTING ACTIVITIES:

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT ....................................            (1,320)                  (272)
                                                                                         -------               --------
NET CASH USED IN INVESTING ACTIVITIES ........................................            (1,320)                  (272)
                                                                                         -------               --------

FINANCING ACTIVITIES:

PRINCIPAL PAYMENTS ON LONG-TERM DEBT .........................................                --                (17,906)
PROCEEDS FROM LONG-TERM DEBT .................................................                --                 13,000
                                                                                                               --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........................                --                 (4,906)
                                                                                         -------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................             2,428                    887
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................             5,352                    277
                                                                                         -------               --------

CASH AND CASH EQUIVALENTS AT END OF YEAR .....................................           $ 7,780               $  1,164
                                                                                         =======               ========


SEE ACCOMPANYING NOTES.

WELLS ALUMINUM CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(DOLLARS IN THOUSANDS)

1. GENERAL

         Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including building/construction, transportation, durable goods and equipment/electrical.

2. BASIS OF PRESENTATION

         The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the three months ended March 29, 1998. Operating results for the interim periods of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

3. RECLASSIFICATION

         Certain amounts previously reported have been reclassified to conform with the 1998 presentation.

4. USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

5. INVENTORIES

         The aluminum component of inventories, representing 68% of total inventories at March 29, 1998 and December 31, 1997, respectively, is stated at the lower of cost or market, using the last-in, first-out method (LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market using the weighted average cost method.

             The components of inventories are as follows:

                                               MAR. 29,            DEC. 31,
                                                1998                1997
                                               ------              ------

Raw materials ...........................     $ 11,888            $ 11,840
Finished goods and work-in-progress......        9,726              10,658
Supplies ................................          480                 471
                                              --------            --------
                                                22,094              22,969
Less LIFO reserve .......................       (2,240)             (2,760)
                                              --------            --------
                                              $ 19,854            $ 20,209
                                              ========            ========

6. RELATED PARTY TRANSACTIONS

         During the three months ended March 29, 1998 and March 30, 1997, the Company purchased aluminum from CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), an owner of 180,362.5 shares of the Company's Class A common stock, in amounts of $5.4 million and $14.5 million, respectively. Amounts payable to Venalum at March 29, 1998 and December 31, 1997 were $0 and $6.3 million, respectively.

7. RECAPITALIZATION

         On May 28, 1997, the Company issued and sold $105.0 million principal amount of 10.125% Series A Senior Notes (the "Series A Notes") due 2005. In connection with the consummation of the issuance and sale of the Series A Notes, the Company repaid existing indebtedness and entered into a New Credit Facility, a secured working capital line of $15.0 million, which matures in 2002.

         The offering of the Series A Notes, the repayment of indebtedness under an existing Bank Credit Facility, the retirement of 14.125% Senior Subordinated Notes due 2001, and the entering into of a New Credit Facility were part of an overall recapitalization of the Company (the "Recapitalization"). As part of the Recapitalization, the Company used a substantial portion of the proceeds received from the issuance and sale of the Series A Notes to pay a special cash dividend to holders of its common stock, settle existing employee stock options, and repurchase, or offer to repurchase, shares of common stock held by certain stockholders.

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

         In November 1997, the Company consummated an exchange of 100% of the Series A Notes for $105.0 million aggregate principal amount of 10.125% Series B Senior Notes (the "Series B Notes") due 2005, which are registered under the Securities Act of 1933, as amended.

8. INDEBTEDNESS

         At March 29, 1998 and December 31, 1997, indebtedness consisted of $105.0 million of Series B Notes. There were no borrowings outstanding under the New Credit Facility.

9. INTEREST EXPENSE, NET OF INTEREST INCOME

            Interest expense, net of interest income, is as follows:

                                                    THREE MONTHS ENDED
                                                  MAR. 29,          MAR. 30,
                                                    1998              1997
                                                 -------            ------

Interest expense ...........................      $ 2,672            $1,031
Amortization of debt issuance costs ........          156               136
                                                  -------            ------
                                                    2,828             1,167
Interest income ............................         (122)               --
                                                  -------            ------
Interest expense, net of interest income ...      $ 2,706            $1,167
                                                  =======            ======

9. FUTURES CONTRACTS AND FORWARD SALES CONTRACTS

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

         At March 29, 1998, the Company was party to $15.9 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between April 1998 and May 1999, covering 22.4 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Company does not engage in any speculative trading of futures contracts.

10. LABOR AGREEMENT

         In late February 1998, the Company's collective bargaining agreement with the local union at one plant location expired, and shortly thereafter, the local union initiated a work stoppage. In late March 1998, the Company and the local union agreed on a new collective bargaining agreement and the work stoppage ceased. During the work stoppage, the Company operated the affected plant using salaried personnel from within the Company and temporary employees. Management believes that the work stoppage did not have a material adverse effect on the financial performance of the Company.

11. COMMITMENTS AND CONTINGENCIES

         At March 29, 1998, the Company has commitments with five North American suppliers to purchase 71.8 million pounds of primary aluminum and aluminum billet through January 1999 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

         The Company is a party to a number of other lawsuits and claims arising out of the conduct of its business. Although the ultimate results of lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Company and its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Wells Aluminum Corporation (the "Company") is a custom extruder, finisher and fabricator of soft alloy aluminum products, serving principally the building/construction, transportation, consumer durable and equipment/electrical markets. The Company operates a network of seven facilities with 12 extrusion presses, located in six states in the midwestern and southeastern United States, and also has its own casting facility for aluminum billet.

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

BASIS OF  PRESENTATION

         The following discussion of financial condition and the results of operations for the three months ended March 29, 1998 and March 30, 1997 are based on the unaudited results achieved by the Company. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end.

         Adjusted EBITDA is defined as earnings before interest expense, income taxes and depreciation and amortization, and excludes LIFO charges or income. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.

         STATEMENT OF OPERATIONS DATA:

                                                      THREE MONTHS ENDED

                                                     MAR. 29,      MAR. 30,
Amounts in Thousands, Except Per Pound Data          1998            1997
-------------------------------------------         ---------      ---------

Net Sales - Products ..........................      $ 60,287       $52,018
Net Sales - Metal .............................         3,531         3,319
                                                     --------       -------
    Net Sales .................................        63,818        55,337

Cost of Sales - Products.......................        50,716        42,315
Cost of Sales - Metal .........................         3,498         3,096
LIFO Charges (Income) .........................          (520)        1,783
                                                     --------       -------
    Cost of Sales .............................        53,694        47,194

Gross Profit ..................................        10,124         8,143
Operating Profit ..............................         6,228         4,369
Net Earnings ..................................      $  2,028       $ 1,844

             OTHER MEASUREMENT DATA:

                                                                            THREE MONTHS ENDED

                                                                        MAR. 29,          MAR. 30,
Amounts in Thousands, Except Per Pound Data                              1998               1997
-------------------------------------------                           ----------         ---------
Pounds of Product Shipped ..................................               39,047           35,836

Gross Sales - Products .....................................            $  62,590        $  54,169
Gross Sales Price per Pound ................................                1.603            1.512

Adjusted EBITDA ............................................            $   6,553        $   7,063
Adjusted EBITDA per Pound ..................................                0.168            0.197

Average Market Price of Aluminum per Pound .................            $   0.730        $   0.755
Market Price of Aluminum per Pound at Period-End ...........                0.697            0.786


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

         FINANCIAL AND OTHER MEASURES. The Company believes that its abilities to manage its sales spread (gross sales minus aluminum costs), control variable spending and minimize its fixed cost structure are significant determinants of profitability and resultant cash flow. The Company, therefore, monitors its sales spread per pound, variable costs per pound and fixed costs per pound, focusing on operating profit as a key performance measure. In addition, the Company monitors Adjusted EBITDA, as it is relevant for debt covenant analysis under the New Credit Facility (as defined herein) and it can also be used as a measure of the Company's ability to service its debt.

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

RECLASSIFICATION OF SALES AND MARKETING END USE DATA

         In the three months ended March 29, 1998, the Company completed an evaluation of the markets of its customers by the end use codes as established by the Aluminum Association and the Aluminum Extruders Council. These end use codes are used to compile aluminum industry statistics by specific markets. As a result of the evaluation, the Company reclassified certain pounds shipped to its customers during 1997 from one market designation to another designation. The analysis of pounds shipped to a specific market contained herein is based on the consistent application of end use codes for the periods under comparison.

THREE MONTHS ENDED MARCH 29, 1998 COMPARED TO THREE MONTHS ENDED MARCH 30, 1997

         The Company's net sales increased to $63.8 million in the three months ended March 29, 1998 from $55.3 million in the three months ended March 30, 1997, an increase of $8.5 million or 15.4%. Net sales - products increased to $60.3 million in the three months ended March 29, 1998 from $52.0 million in the three months ended March 30, 1997, an increase of $8.3 million or 16.0%. Gross sales of value added products increased $3.9 million, or 13.2%, to $33.5 million in the three months ended March 29, 1998 from $29.6 million in the three months ended March 30, 1997. Gross sales of mill finished extrusions increased $4.6 million, or 18.8%, to $29.1 million in the three months ended March 29, 1998 from $24.5 million in the three months ended March 30, 1997. The gross sales price per pound increased by 6.0%, reflecting an increase of 21.3% in sales of fabricated products, offset by a decline of $0.025 in the average market price per pound of aluminum and the effect of a higher sales mix of mill finished extrusions.

         Pounds of product  shipped  increased 3.2 million  pounds,  or 8.9%, to
39.0 million in the three months ended March 29, 1998 from 35.8 million pounds of product shipped in the three months ended March 30, 1997. Shipments to commercial construction decreased 0.1 million pounds, with declines in shipments to manufacturers of commercial doors, windows and store front systems being offset by increased shipments to manufacturers of specialty construction products. In residential construction, shipments increased 0.5 million pounds, reflecting increased shipments to suppliers to the mobile home market, offset by a decline in shipments to manufacturers of storm doors due to the relatively mild winter. Shipments to transportation increased 2.7 million pounds, primarily due to increased business with major trailer manufacturers. In consumer durables, shipments increased 0.5 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 0.2 million pounds, primarily due to a decline in shipments to two niche accounts. The decrease of 0.2 million pounds to distributors/other resulted from reductions in shipments to two distributors of specialty products serving the midwestern markets.

         Cost of sales increased to $53.7 million for the three months ended March 29, 1998 from $47.2 million in the three months ended March 30, 1997, an increase of $6.5 million or 13.8%. Cost of sales - products increased to $50.7 million in the three months ended March 29, 1998 from $42.3 million in the three months ended March 30, 1997, an increase of $8.4 million or 19.9%. This increase resulted from a $2.4 million increase in operating costs and a $6.0 million increase in aluminum costs. Variable costs per pound increased to $0.435 in the three months ended March 29, 1998 from $0.412 in the three months ended March 30, 1997, a change of $0.023 per pound. This decline in performance was primarily due to variable costs incurred during a major upgrade of an extrusion press and non-recurring, incremental costs incurred during a work stoppage at one plant location as further discussed in Note 10 in the Notes to the Financial Statements.

         Gross profit increased to $10.1 million in the three months ended March 29, 1998 from $8.1 million in the three months ended March 30, 1997, an increase of $2.0 million or 24.7%.

         Selling, general and administrative expenses increased to $3.9 million in the three months ended March 29, 1998 from $3.7 million in the three months ended March 30, 1997, an increase of $0.2 million or 5.4%. This increase is attributable to an increase of $0.1 million in incidental administrative expenses related to the work stoppage at one plant location as discussed further in Note 10 in the Notes to the Financial Statements and an increase of $0.1 million in other general and administrative expenses.

         Operating profit increased to $6.2 million in the three months ended March 29, 1998 from $4.4 million in the three months ended September 29, 1996, an increase of $1.8 million or 40.9%.

         Interest expense, net of interest income, increased to $2.7 million in the three months ended March 29, 1998 from $1.2 million in the three months ended March 30, 1997, an increase of $1.5 million, or 125.0%. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization (as defined herein), offset in part by an increase in interest income. Income tax expense increased to $1.5 million in the three months ended March 29, 1998 from $1.4 million in the three months ended March 30, 1997, an increase of $0.1 million, or 7.1%. The effective tax rates for the three months ended March 29, 1998 and March 30, 1997 were 42%, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

         As a result of the above factors, net earnings increased to $2.0 million in the three months ended March 29, 1998 from $1.8 million in the three months ended March 30, 1997, an increase of $0.2 million or 11.1%.

         Adjusted EBITDA (as defined herein) decreased to $6.6 million in the three months ended March 29, 1998 from $7.1 million in the three months ended March 30, 1997, a decrease of $0.5 million or 7.0%. The decline in Adjusted EBITDA consisted of a decrease in sales spread of $0.1 million and an incremental increase in operating costs of $1.5 million, offset by $1.1 million from increased sales volume. Adjusted EBITDA per pound, in turn, decreased $0.029 to $.168 in the three months ended March 29, 1998, reflecting both lower Adjusted EBITDA and increased pounds of product shipped.

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

         As of March 29, 1998, the Company had $105.0 million of Series B Notes (as defined herein) outstanding and no borrowings under the New Credit Facility (as defined herein). The significant indebtedness incurred by the Company as a result of the Recapitalization in May 1997 has several important consequences, the foremost being that interest expense will be substantially higher than prior to the Recapitalization. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including the Series B Notes and the Indenture under which these notes were issued, will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

         The Company believes that cash flow from operating activities, together with borrowings available under the New Credit Facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

         CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operations for the three months ended March 29, 1998 and March 30, 1997 was $3.7 million and $6.1 million, respectively, a decrease of $2.4 million or 39.3%. Cash flow decreased as a result of increased interest costs and an increase in accounts receivable from increased levels of business activity.

         Total working capital at March 29, 1998 was $31.7 million compared to $30.0 million at December 31, 1997, an increase of $1.7 million or 5.7%. Cash and cash equivalents increased $2.4 million to $7.8 million due in part to the terms and conditions of the Series B Notes outstanding (see Cash Flows from Financing Activities). Changes in other working capital accounts reflected factors such as the impact of increased business activity, the timing of incentive compensation payments, the effect of declining aluminum prices, and the timing of interest payments. As discussed above, changes in aluminum prices are typically passed through to customers.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Expenditures for property, plant and equipment for the three months ended March 29, 1998 and March 30, 1997 were $1.3 million and $0.3 million, respectively. The Company curtailed its capital expenditure program during the first six months of 1997 due to the Recapitalization. The Company anticipates that expenditures for property, plant and equipment will approach $4.0 million in 1998 and will average $3.5 million per annum in the following four years. In 1998, approximately $3.0 million of the annual $4.0 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital. In the following four years, approximately $2.5 million of the annual $3.5 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital.

         CASH FLOWS FROM FINANCING ACTIVITIES

         On May 28, 1997, the Company issued and sold $105.0 million principal amount of 10.125% Series A Senior Notes (the "Series A Notes") due 2005. The Company is required to make semi-annual payments of interest on the Series A Notes on June 1 and December 1 of each year. The Company used a portion of the proceeds from the issuance of the Series A Notes to repay an existing credit facility and to retire its 14.125% Senior Subordinated Notes (the " Subordinated Notes") due 2001. Upon the issuance of the Series A Notes, the Company entered into a New Credit Facility, which provides a secured working capital line of $15.0 million that matures on the last business day of June 2002. Under the New Credit Facility, the Company is required to make payments of interest on a monthly or quarterly basis.

         The offering of the Series A Notes, the repayment of the existing credit facility, the retirement of the Subordinated Notes, and the entering into of a New Credit Facility were part of an overall recapitalization of the Company (the "Recapitalization"). As part of the Recapitalization, the Company used a substantial portion of the proceeds received from the issuance and sale of the Series A Notes to pay a special cash dividend to holders of its common stock, settle existing employee stock options, and repurchase, or offer to repurchase, shares of common stock held by certain stockholders.

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

         On November 7, 1997, the Company consummated an exchange of 100% of the Series A Notes for $105.0 aggregate principal amount of 10.125% Series B Senior Notes (the "Series B Notes") due 2005 which are registered under the Securities Act of 1933, as amended. The Company is required to make semi-annual payments of interest on the Series B Notes on June 1 and December 1 of each year.

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

         At March 29, 1998, the Company was party to $15.9 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between April 1998 and May 1999, covering 22.4 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Company does not engage in any speculative trading of futures contracts.

LIFO ADJUSTMENT AND INFLATION

         The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the three months ended March 29, 1998 and March 30, 1997.

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

YEAR 2000 SYSTEMS COMPLIANCE

         The Company has undertaken a number of initiatives to ensure that its computer systems, microprocessors, electronic data interchange (EDI) systems, and other computer based applications are compliant with the Year 2000 requirements. The Year 2000 issue stems from the fact that many computer programs were written with two, rather than four, digits to the identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century; for example, "00" entered into a date-field for the year 2000 may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

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

         The Company is also contacting vendors and customers to determine the extent to which the Company's interface systems are vulnerable to the failure of such companies to remediate their own Year 2000 issues. There is no guarantee that the systems of the Company's vendors and customers on which the Company's systems rely will be converted timely by such companies and would not have a material impact on the operations of the Company.

COMMITMENTS AND CONTINGENCIES

         At March 29, 1998, the Company has commitments with five North American suppliers to purchase 71.8 million pounds of primary aluminum and aluminum billet through January 1999 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

         The Corporation is a party to a number of other lawsuits and claims arising out of the conduct of its business. Although the ultimate results of lawsuits and other proceedings against the Corporation cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Corporation and its operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

             27.1    Financial Data Schedule.

(b)          Reports on Form 8-K

             No reports on Form 8-K have been filed by the Corporation during the quarter covered by this report.

(c)          All other items were not applicable.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WELLS ALUMINUM CORPORATION


                          By: /s/ W. Russell Asher
                              --------------------
                               W. Russell Asher
                               Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: May 5, 1998