Form 10-Q
period 1998-06-28
WELLS ALUMINUM CORP
filed 1998-08-03
CIK 828737

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER: 333-31071

                           WELLS ALUMINUM CORPORATION
             (Exact name of Registrant as Specified in Its Charter)



                 MARYLAND                                   35-1139550
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

     809 GLENEAGLES COURT, SUITE 300
           BALTIMORE, MARYLAND
(Address of Principal Executive Offices)                       21286
                                                             (Zip Code)

       Registrant's telephone number, including area code: (410) 494-4500

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of August 3, 1998, the registrant had 909,005.0 shares of Common Stock outstanding.

                           WELLS ALUMINUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):                                  Page

  Balance Sheets as of June 28, 1998 and December 31, 1997 (audited)           1

  Statements of Operations for the three months ended June 28, 1998 and
  June 29, 1997, and the six months ended June 28, 1998 and June 29, 1997      2

  Statements of Cash Flows for the six months ended June 28, 1998 and
  June 29, 1997                                                                3

  Notes to Financial Statements                                                4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART 1.                     FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

WELLS ALUMINUM CORPORATION
BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                                              JUN. 28,         DEC. 31,
                                                                                                1998             1997
                                                                                                ----             ----
                                                                                            (Unaudited)

                                                                 ASSETS
Current assets:
    Cash and cash equivalents ........................................................      $   5,986       $   5,352
    Accounts receivable, principally trade, less allowances of $880 and $825 .........         32,329          30,599
    Inventories ......................................................................         21,093          20,209
    Other current assets .............................................................            637           1,444
                                                                                            ---------       ---------
        Total current assets .........................................................         60,045          57,604
Property, plant and equipment, at cost less accumulated depreciation .................         27,929          27,269
Debt issuance costs, net of accumulated amortization of  $673 and $362 ...............          4,076           4,387
Goodwill, net of accumulated amortization of $13,068 and $12,474 .....................         33,956          34,550
Other assets .........................................................................          1,573           1,573
                                                                                            ---------       ---------
        Total assets .................................................................      $ 127,579       $ 125,383
                                                                                            =========       =========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, principally trade ..............................................      $  18,549       $  20,253
    Accrued expenses .................................................................          6,571           7,362
                                                                                            ---------       ---------
        Total current liabilities ....................................................         25,120          27,615
Long-term debt .......................................................................        105,000         105,000
Deferred income taxes ................................................................          5,534           5,804
Deferred benefit plan obligations ....................................................          3,240           3,032
                                                                                            ---------       ---------
        Total liabilities ............................................................        138,894         141,451
                                                                                            ---------       ---------


Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 shares
        authorized and 909,005 shares issued .........................................              9               9
    Additional paid-in capital .......................................................          1,215           1,215
    Accumulated deficit ..............................................................        (12,052)        (16,805)
    Additional minimum pension liability .............................................           (487)           (487)
                                                                                            ---------       ---------
        Total stockholders' equity ...................................................        (11,315)        (16,068)
                                                                                            ---------       ---------
        Total liabilities and stockholders' equity ...................................      $ 127,579       $ 125,383
                                                                                            =========       =========

See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(DOLLARS IN THOUSANDS)


                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUN. 28,     JUN. 29,       JUN. 28,       JUN. 29,
                                                    1998        1997           1998           1997
                                                    ----        ----           ----           ----

Net sales ..................................      $66,855      $ 64,701       $130,674      $120,038

Cost of sales ..............................       55,580        52,688        109,275        99,882
                                                  -------      --------       --------      --------
Gross profit ...............................       11,275        12,013         21,399        20,156

Selling, general and administrative expenses        4,140         4,286          8,037         8,068

Compensation from settlement of employee
    stock options ..........................           --         4,070             --         4,070
                                                  -------      --------       --------      --------
Operating profit ...........................        7,135         3,657         13,362         8,018

Interest expense, net of interest income ...        2,700         1,790          5,405         2,949
                                                  -------      --------       --------      --------
Earnings before income taxes and
    extraordinary item .....................        4,435         1,867          7,957         5,069

Income taxes ...............................        1,710           879          3,204         2,237
                                                  -------      --------       --------      --------
Earnings before extraordinary item .........        2,725           988          4,753         2,832

Extraordinary loss on refinancing of debt,
    net of income taxes ....................           --         1,143             --         1,143
                                                  -------      --------       --------      --------
Net earnings (loss) ........................      $ 2,725      $   (155)      $  4,753      $  1,689
                                                  =======      ========       ========      ========



See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                   JUN. 28,       JUN. 29,
                                                                     1998           1997
                                                                    ------         -----

OPERATING ACTIVITIES:

Net Earnings ................................................      $ 4,753       $   1,689

Adjustments to Reconcile Net Earnings to Net Cash Provided by
    Operating Activities:
        Depreciation and Amortization .......................        2,001           2,101
        Settlement of Employee Stock Options ................           --           1,263
        Deferred Income Taxes ...............................         (270)           (131)
        Extraordinary Loss on Refinancing of Debt ...........           --           1,143
        Changes in Operating Assets and Liabilities:
            Accounts Receivable, Net ........................       (1,730)         (8,206)
            Inventories .....................................         (884)         (1,670)
            Accounts Payable and Accrued Expenses ...........       (2,645)          4,644
            Other Assets and Liabilities ....................        1,171             746
                                                                   -------       ---------
Net Cash Provided by Operating Activities ...................        2,396           1,579
                                                                   -------       ---------

INVESTING ACTIVITIES:

Purchase of Property, Plant and Equipment ...................       (1,762)           (391)
                                                                   -------       ---------
Net Cash Used in Investing Activities .......................       (1,762)           (391)
                                                                   -------       ---------

FINANCING ACTIVITIES:

Principal Payments on Long-term Debt ........................           --         (54,789)
Proceeds from Long-term Debt ................................           --         134,700
Payments of Debt Issuance Costs .............................           --          (4,496)
Payment of Special Cash Dividend ............................           --         (55,990)
Repurchase of Common Stock ..................................           --          (1,102)
                                                                   -------       ---------

Net Cash Provided by Financing Activities ...................           --          18,323
                                                                   -------       ---------

Net Increase in Cash and Cash Equivalents ...................          634          19,511
Cash and Cash Equivalents at Beginning of Year ..............        5,352             277
                                                                   -------       ---------

Cash and Cash Equivalents at End of Period ..................      $ 5,986       $  19,788
                                                                   =======       =========


SEE ACCOMPANYING NOTES.

WELLS ALUMINUM CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(DOLLARS IN THOUSANDS)


1.           GENERAL

             Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including building/construction, transportation, durable goods and equipment/electrical.

2.           BASIS OF PRESENTATION

             The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the six months ended June 28, 1998. Operating results for the interim periods of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

5.           INVENTORIES

             The aluminum component of inventories, representing 69% and 68% of total inventories at June 28, 1998 and December 31, 1997, respectively, is stated at the lower of cost or market, using the last-in, first-out method
(LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market using the weighted average cost method.

             The components of inventories are as follows:


                                          JUN. 28,       DEC. 31,
                                           1998            1997
                                           ----            ----

Raw materials .....................      $ 12,403       $ 11,840
Finished goods and work in progress         9,833         10,658
Supplies ..........................           522            471
                                         --------       --------
    Sub-total .....................        22,758         22,969
Less LIFO reserve .................        (1,665)        (2,760)
                                         --------       --------
    Inventories ...................      $ 21,093       $ 20,209
                                         ========       ========

6.           RELATED PARTY TRANSACTIONS

             During the six months ended June 28, 1998 and June 29, 1997, the Company purchased aluminum from CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), an owner of 180,362.5 shares of the Company's Class A common stock, in amounts of $5.4 million and $32.7 million, respectively. Amounts payable to Venalum at June 28, 1998 and December 31, 1997 were $0 and $6.3 million, respectively.

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

8.           INDEBTEDNESS

             At June 28, 1998 and December 31, 1997, indebtedness consisted of $105.0 million of Series B Notes. There were no borrowings outstanding under the New Credit Facility.

9.           INTEREST EXPENSE, NET OF INTEREST INCOME

             Interest expense, net of interest income, is as follows:

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUN. 28,    JUN. 29,        JUN. 28,      JUN. 29,
                                                   1998         1997            1998          1997
                                                   ----         ----            ----          ----

Interest expense ...........................      $ 2,672       $ 1,785       $ 5,343       $ 2,816
Amortization of debt issuance costs ........          155           142           311           278
                                                  -------       -------       -------       -------
    Sub-total ..............................        2,827         1,927         5,654         3,094

Interest income ............................         (127)         (137)         (249)         (145)
                                                  -------       -------       -------       -------
    Interest expense, net of interest income      $ 2,700       $ 1,790       $ 5,405       $ 2,949
                                                  =======       =======       =======       =======

10.          FUTURES CONTRACTS AND FORWARD SALES CONTRACTS

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

             At June 28, 1998, the Company was party to $14.5 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between July 1998 and November 1999, covering 21.4 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Company does not engage in any speculative trading of futures contracts.

11.          LABOR AGREEMENT

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

12.          COMMITMENTS AND CONTINGENCIES

             At June 28, 1998, the Company has commitments with eight North American suppliers to purchase 52.1 million pounds of primary aluminum and aluminum billet through January 1999 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

             Wells Aluminum Corporation (the "Company") is a custom extruder, finisher and fabricator of soft alloy aluminum products, serving principally the building/construction, transportation, consumer durables and equipment/electrical markets. The Company operates a network of seven facilities with 12 extrusion presses, located in six states in the midwestern and southeastern United States, and also has its own casting facility for aluminum billet.

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

BASIS OF  PRESENTATION

             The following discussion of financial condition and the results of operations for the three and six months ended June 28, 1998 and June 29, 1997 are based on the unaudited results achieved by the Company. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end.

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


STATEMENT OF OPERATIONS DATA:

                                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                         JUN. 28,               JUN. 29,              JUN. 28,              JUN. 29,
Amounts in Thousands, Except Per Pound Data                1998                  1997                  1998                  1997
-------------------------------------------                ----                  ----                  ----                  ----

Net Sales - Products .......................             $ 66,855              $ 60,889              $ 127,145              $112,907
Net Sales - Metal ..........................                   --                 3,812                  3,529                 7,131
                                                         --------              --------              ---------              --------

    Net Sales ..............................               66,855                64,701                130,674               120,038

Cost of Sales - Products ...................               56,155                48,758                106,879                91,073
Cost of Sales - Metal ......................                   --                 3,778                  3,491                 6,874
LIFO Charges (Income) ......................                 (575)                  152                 (1,095)                1,935
                                                         --------              --------              ---------              --------
    Cost of Sales ..........................               55,580                52,688                109,275                99,882

Gross Profit ...............................               11,275                12,013                 21,399                20,156
Operating Profit ...........................                7,135                 3,657                 13,362                 8,018
Net Earnings (Loss) ........................             $  2,725              $   (155)             $   4,753              $  1,689



OTHER MEASUREMENT DATA:

                                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUN. 28,         JUN. 29,           JUN. 28,          JUN. 29,
Amounts in Thousands, Except Per Pound Data                            1998             1997               1998              1997
-------------------------------------------                            ----             ----               ----              ----


Pounds of Product Shipped ................................            44,133            39,254             83,180             75,090

Gross Sales - Products ...................................         $  69,826         $  63,179         $  132,417         $  117,348
Gross Sales Price per Pound ..............................             1.582             1.609              1.592              1.563

Adjusted EBITDA ..........................................         $   7,405        $    8,790         $   13,957         $   15,845
Adjusted EBITDA per Pound ................................             0.168             0.224              0.168              0.211

Average Market Price of Aluminum per Pound ...............         $   0.686        $    0.786         $    0.708         $    0.770
Market Price of Aluminum per Pound at Period-End .........                --                --              0.628              0.759


             ALUMINUM PRICES. For the periods indicated, approximately 60% of the Company's cost of sales - products reflect the cost of aluminum, its principal raw material. The Company seeks to manage aluminum price fluctuations, which can be volatile, principally either by passing aluminum prices through to customers by systematic market indexed pricing or by fixing the cost of aluminum by hedging against committed fixed price sales to customers. As a result, increases and decreases in aluminum prices have generally caused similar increases and decreases in selling prices, sales and costs of sales. The actual impact on the Company from changes in aluminum prices is affected by a number of factors including the specific timing and frequency of prices changes, the level and turnover of aluminum inventory, and the lead and lag time between selling price changes and cost changes in aluminum inventory. If aluminum prices decrease (increase) over a period of several months, the market indexed prices charged to customers may decrease (increase) more rapidly than the costs charged from the Company's aluminum inventory.

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

RECLASSIFICATION OF SALES AND MARKETING END USE DATA

             In the six months ended June 28, 1998, the Company completed an evaluation of the markets of its customers by the end use codes as established by the Aluminum Association and the Aluminum Extruders Council. These end use codes are used to compile aluminum industry statistics by specific markets. As a result of the evaluation, the Company reclassified certain pounds shipped to its customers during 1998 and 1997 from one market designation to another designation. The analysis of pounds shipped to a specific market contained herein is based on the consistent application of end use codes for the periods under comparison.

THREE MONTHS ENDED JUNE 28, 1998 COMPARED TO THREE MONTHS ENDED JUNE 29, 1997

             The Company's net sales increased to $66.9 million in the three months ended June 28, 1998 from $64.7 million in the three months ended June 29, 1997, an increase of $2.2 million or 3.4%. Net sales - products increased to $66.9 million in the three months ended June 28, 1998 from $60.9 million in the three months ended June 29, 1997, an increase of $6.0 million or 9.9%. Gross sales of value added products, which includes painted, anodized and fabricated products, increased $2.4 million, or 6.8%, to $37.7 million in the three months ended June 28, 1998 from $35.3 million in the three months ended June 29, 1997. Gross sales of mill finished extrusions increased $4.3 million, or 15.4%, to $32.2 million in the three months ended June 28, 1998 from $27.9 million in the three months ended June 29, 1997. The gross sales price per pound decreased by 1.7%, reflecting a higher percentage of mill finished sales as compared to value added sales, the effect of a decline of $0.100 in the average market price per pound of aluminum and a changing customer and product mix in value added sales, offset by an improved customer and product mix in mill finished sales.

             Pounds of product shipped increased 4.8 million pounds, or 12.2%, to 44.1 million in the three months ended June 28, 1998 from 39.3 million pounds of product shipped in the three months ended June 29, 1997. Shipments to commercial construction increased 1.2 million pounds, primarily due to increased shipments for several large architectural projects. In residential construction, shipments increased 0.8 million pounds, reflecting increased shipments to suppliers to the mobile home market. Shipments to transportation increased 0.8 million pounds, primarily due to increased business with major trailer and specialty vehicle manufacturers. In consumer durables, shipments increased 1.0 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical increased 0.1 million pounds, primarily due to increased shipments to manufacturers of material handling systems, offset by a decline in shipments to one specialty industrial account. The increase of 0.9 million pounds to distributors/other resulted from increases in shipments to distributors of specialty products serving the southeastern and midwestern markets.

             Cost of sales increased to $55.6 million for the three months ended June 28, 1998 from $52.7 million in the three months ended June 29, 1997, an increase of $2.9 million or 5.5%. Cost of sales - products increased to $56.2 million in the three months ended June 28, 1998 from $48.8 million in the three months ended June

29, 1997, an increase of $7.4 million or 15.2%. This increase resulted from a $3.5 million increase in operating costs and a $3.9 million increase in aluminum costs. Variable costs per pound increased to $0.446 in the three months ended June 28, 1998 from $0.417 in the three months ended June 29, 1997, a change of $0.029 per pound. This increase was primarily due to additional overtime costs in response to the increase in sales volume and the effect of initial lower productivity related to the hiring of new personnel.

             Gross profit decreased to $11.3 million in the three months ended June 28, 1998 from $12.0 million in the three months ended June 29, 1997, a decrease of $0.7 million or 5.8%.

             Selling, general and administrative expenses decreased to $4.1 million in the three months ended June 28, 1998 from $8.4 million in the three months ended June 29, 1997, a decrease of $4.3 million or 51.2%. This decrease is primarily attributable to a decrease in compensation of $4.1 million related to the settlement of employee stock options as part of the overall recapitalization of the Company in May 1997 as described herein under "Liquidity and Capital Resources - Cash Flows from Financing Activities (the "Recapitalization").

             Operating profit increased to $7.1 million in the three months ended June 28, 1998 from $3.7 million in the three months ended June 29, 1997, an increase of $3.4 million or 91.9%.

             Interest expense, net of interest income, increased to $2.7 million in the three months ended June 28, 1998 from $1.8 million in the three months ended June 29, 1997, an increase of $0.9 million, or 50.0%. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization. Income tax expense increased to $1.7 million in the three months ended June 28, 1998 from $0.9 million in the three months ended June 29, 1997, an increase of $0.8 million, or 88.9%. The effective tax rates for the three months ended June 28, 1998 and June 29, 1997 were 39% and 47%, respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

             Net earnings increased to $2.7 million in the three months ended June 28, 1998 from a net loss of $0.2 million in the three months ended June 29, 1997, an increase of $2.9 million. This increase was due to the above described factors and the incurrence of an extraordinary loss of $1.1 million (net of applicable income taxes of $0.7 million) in the three months ended June 29, 1997 on the refinancing of debt related to the Recapitalization.

             Adjusted EBITDA (as defined herein) decreased to $7.4 million in the three months ended June 28, 1998 from $8.8 million in the three months ended June 29, 1997, a decrease of $1.4 million or 15.9%. The decline in Adjusted EBITDA consisted of a decrease in sales spread of $1.3 million and an incremental increase in operating costs of $1.8 million, offset by $1.7 million from increased sales volume. The decrease in sales spread was affected by the continuing decrease in aluminum prices in the three months ended June 28, 1998, since market indexed prices charged to customers declined more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound decreased $0.056 to $0.168 in the three months ended June 28, 1998, reflecting both the lower Adjusted EBITDA and the increased pounds of product shipped.

SIX MONTHS ENDED JUNE 28, 1998 COMPARED TO SIX MONTHS ENDED JUNE 29, 1997

             The Company's net sales increased to $130.7 million in the six months ended June 28, 1998 from $120.0 million in the six months ended June 29, 1997, an increase of $10.7 million or 8.9%. Net sales - products increased to $127.1 million in the six months ended June 28, 1998 from $112.9 million in the six months ended June 29, 1997, an increase of $14.2 million or 12.6%. Gross sales of value added products increased $6.3 million, or 9.7%, to $71.2 million in the six months ended June 28, 1998 from $64.9 million in the six months ended June 29, 1997. Gross sales of mill finished extrusions increased $8.8 million, or 16.8%, to $61.3 million in the six months ended June 28, 1998 from $52.5 million in the six months ended June 29, 1997. The gross sales price per pound increased by 1.9%, reflecting an improved customer and product mix in both value added and mill finished sales, offset by the effect of a decline of $0.062 in the average market price per pound of aluminum and a higher percentage of mill finished sales as compared to value added sales.

             Pounds of product shipped increased 8.1 million pounds, or 10.8%, to 83.2 million in the six months ended June 28, 1998 from 75.1 million pounds of product shipped in the six months ended June 29, 1997. Shipments to commercial construction increased 1.2 million pounds, primarily due to increased shipments for several large architectural projects, offset by declines in shipments to manufacturers of commercial doors and windows. In residential construction, shipments increased 1.2 million pounds, reflecting increased shipments  to  suppliers  to the  mobile  home  market,  offset by a decline  in shipments to manufacturers of residential doors and windows. Shipments to transportation increased 3.4 million pounds, primarily due to increased business with major trailer and specialty vehicle manufacturers. In consumer durables, shipments increased 1.5 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 0.1 million pounds, primarily due to a decline in shipments to one specialty industrial account, offset by increased shipments to electrical/electronic accounts. The increase of 0.9 million pounds to distributors/other resulted from increases in shipments to distributors of specialty products serving the southeastern and midwestern markets.

             Cost of sales increased to $109.3 million for the six months ended June 28, 1998 from $99.9 million in the six months ended June 29, 1997, an increase of $9.4 million or 9.4%. Cost of sales - products increased to $106.9 million in the six months ended June 28, 1998 from $91.1 million in the six months ended June 29, 1997, an increase of $15.8 million or 17.3%. This increase resulted from a $6.0 million increase in operating costs and a $9.8 million increase in aluminum costs. Variable costs per pound increased to $0.441 in the six months ended June 28, 1998 from $0.415 in the six months ended June 29, 1997, a change of $0.026 per pound. This increase was primarily due to additional costs associated with a major upgrade of an extrusion press, the effect of a 4 1/2 week work stoppage at one plant location, additional overtime costs incurred in response to the increase in sales volume and the effect of initial lower productivity related to the hiring of new personnel.

             Gross profit increased to $21.4 million in the six months ended June 28, 1998 from $20.2 million in the six months ended June 29, 1997, an increase of $1.2 million or 5.9%.

             Selling, general and administrative expenses decreased to $8.0 million in the six months ended June 28, 1998 from $12.1 million in the six months ended June 29, 1997, a decrease of $4.1 million or 33.9%. This decrease is primarily attributable to a decrease in compensation of $4.1 million related to the settlement of employee stock options as part of the Recapitalization of the Company in May 1997.

             Operating profit increased to $13.4 million in the six months ended June 28, 1998 from $8.0 million in the six months ended June 29, 1997, an increase of $5.4 million or 67.5%.

             Interest expense, net of interest income, increased to $5.4 million in the six months ended June 28, 1998 from $2.9 million in the six months ended June 29, 1997, an increase of $2.5 million, or 86.2%. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization, offset in part by an increase in interest income. Income tax expense increased to $3.2 million in the six months ended June 28, 1998 from $2.2 million in the six months ended June 29, 1997, an increase of $1.0 million, or 45.5%. The effective tax rates for the six months ended June 28, 1998 and June 29, 1997 were 40% and 44% respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

             Net earnings increased to $4.8 million in the six months ended June 28, 1998 from $1.7 million in the six months ended June 29, 1997, an increase of $3.1 million or 182%. This increase was due to the above described factors and the incurrence of an extraordinary loss of $1.1 million (net of applicable income taxes of $0.7 million) in the six months ended June 29, 1997 on the refinancing of debt related to the Recapitalization.

             Adjusted EBITDA (as defined herein) decreased to $14.0 million in the six months ended June 28, 1998 from $15.8 million in the six months ended June 29, 1997, a decrease of $1.8 million or 11.4%. The decline in Adjusted EBITDA consisted of a decrease in sales spread of $2.5 million and an incremental increase in operating costs of $2.6 million, offset by $3.3 million from increased sales volume. The decrease in sales spread was affected by the continuing decrease in aluminum prices in the six months ended June 28, 1998, since the market indexed prices charged to customers declined more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound decreased $0.043 to $0.168 in the six months ended June 28, 1998, reflecting both the lower Adjusted EBITDA and the increased pounds of product shipped.

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

             As of June 28, 1998, the Company had $105.0 million of Series B Notes (as defined herein) outstanding and no borrowings under the New Credit Facility (as defined herein). The significant indebtedness incurred by the Company as a result of the Recapitalization in May 1997 has several important consequences, the foremost being that interest expense is substantially higher than prior to the Recapitalization. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including the Series B Notes and the Indenture under which these notes were issued, will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

             The Company believes that cash flow from operating activities, together with borrowings available under the New Credit Facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

             CASH FLOWS FROM OPERATING ACTIVITIES

             Cash provided by operations for the six months ended June 28, 1998 was $2.4 million as compared to $1.6 million for the six months ended June 29, 1997, an increase of $0.8 million or 50.0%. Cash flow increased primarily as a result of increased net earnings and changes in non-recurring items related to the settlement of employee stock options and the extraordinary loss on refinancing of debt as part of the Recapitalization in May 1997. The total change in net working capital for the six months ended June 28, 1998 was comparable to the total change in net working capital for the six months ended June 29, 1997.

             Total working capital at June 28, 1998 was $34.9 million compared to $30.0 million at December 31, 1997, an increase of $4.9 million or 16.3%. Cash and cash equivalents increased $0.6 million to $6.0 million due in part to the terms and conditions of the Series B Notes outstanding. Changes in other working capital accounts reflected factors such as the impact of increased business activity, the timing of incentive compensation payments, the effect of declining aluminum prices, and the timing of interest payments.

             CASH FLOWS FROM INVESTING ACTIVITIES

             Expenditures for property, plant and equipment for the six months ended June 28, 1998 and June 29, 1997 were $1.8 million and $0.4 million, respectively. The Company curtailed its capital expenditure program during the first six months of 1997 due to the Recapitalization. The Company anticipates that expenditures for property, plant and equipment will approach $4.0 million in 1998 and will average $3.5 million per annum in the following four years. In 1998, approximately $3.0 million of the annual $4.0 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital. In the following four years, approximately $2.5 million of the annual $3.5 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital.

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

             REPURCHASE OF COMMON STOCK

             On May 14, 1998, the Company offered to repurchase all of the Class A common stock of the Company owned by CVG Industria Venezolana de Aluminio, C.A. ("Venalum") for an aggregate purchase price of $3.1 million. The Company's offer was accepted subject to receipt by Venalum of certain corporate and governmental consents and approvals. There can be no assurance that Venalum will obtain the requisite consents and approvals or that the repurchase of Venalum's shares will be completed.

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

             At June 28, 1998, the Company was party to $14.5 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between July 1998 and November 1999, covering 21.4 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Company does not engage in any speculative trading of futures contracts.

LIFO ADJUSTMENT AND INFLATION

             The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the three months and six months ended June 28, 1998 and June 29, 1997.

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

             The Company is also contacting vendors and customers to determine the extent to which the Company's interface systems are vulnerable to the failure of such companies to remediate their own Year 2000 issues. There is no guarantee that the systems of the Company's vendors and customers will be modified or converted on a timely basis by such companies and that such Year 2000 issues would not have a material impact on the operations of the Company.

COMMITMENTS AND CONTINGENCIES

             At June 28, 1998, the Company has commitments with eight North American suppliers to purchase 52.1 million pounds of primary aluminum and aluminum billet through January 1999 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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


Date: August 3, 1998