Form 10-Q
period 1998-09-27
WELLS ALUMINUM CORP
filed 1998-11-12
CIK 828737

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 27, 1998

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

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 1998, the registrant had 909,005.0 shares of Common Stock outstanding.

                           WELLS ALUMINUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



Part I - Financial Information


Item 1.  Financial Statements (Unaudited):                                                        Page

               Balance Sheets as of September 27, 1998 and December 31, 1997 (audited)              1

               Statements of Operations for the three months and the nine months ended
               September 27, 1998 and September 28, 1997                                            2

               Statements of Cash Flows for the nine months ended September 27, 1998
               and September 28, 1997                                                               3

               Notes to Financial Statements                                                        4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      7


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                          16


Signatures                                                                                         16

Part 1.                     Financial Information

Item 1.      Financial Statements

WELLS ALUMINUM CORPORATION
BALANCE SHEETS
(Dollars in Thousands)

                                                                                                          Sep. 27,        Dec. 31,
                                                                                                            1998            1997
                                                                                                        -----------       ---------
                                                                                                        (Unaudited)

                                                                 Assets
Current assets:
    Cash and cash equivalents ....................................................................       $   7,987        $   5,352
    Accounts receivable, principally trade, less allowances of $914 and $825 .....................          31,863           30,599
   Inventories ...................................................................................          19,444           20,209
    Other current assets .........................................................................           1,346            1,444
                                                                                                         ---------        ---------
        Total current assets .....................................................................          60,640           57,604
Property, plant and equipment, at cost less accumulated depreciation .............................          27,858           27,269
Debt issuance costs, net of accumulated amortization of  $828 and $362 ...........................           3,921            4,387
Goodwill, net of accumulated amortization of $13,365 and $12,474 .................................          33,659           34,550
Other assets .....................................................................................           4,430            1,573
                                                                                                         ---------        ---------
       Total assets ..............................................................................       $ 130,508        $ 125,383
                                                                                                         =========        =========

                                                  Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, principally trade ..........................................................       $  16,062        $  20,253
    Accrued expenses .............................................................................           8,335            7,362
                                                                                                         ---------        ---------
        Total current liabilities ................................................................          24,397           27,615
Long-term debt ...................................................................................         105,000          105,000
Deferred income taxes ............................................................................           6,287            5,804
Deferred benefit plan obligations ................................................................           3,408            3,032
                                                                                                         ---------        ---------
        Total liabilities ........................................................................         139,092          141,451
                                                                                                         =========        =========

Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 shares
        authorized and 909,005.0 share issued ....................................................               9                9
    Additional paid-in capital ...................................................................           1,215            1,215
    Accumulated deficit ..........................................................................          (9,321)         (16,805)
    Additional minimum pension liabilities .......................................................            (487)            (487)
                                                                                                         ---------        ---------
        Total stockholders' equity ...............................................................          (8,584)         (16,068)
                                                                                                         ---------        ---------

        Total liabilities and stockholders' equity ...............................................       $ 130,508        $ 125,383
                                                                                                         =========        =========


See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in Thousands)



                                                                   Three Months Ended                          Nine Months Ended
                                                                         Sep. 27,       Sep. 28,        Sep. 27,          Sep. 28,
                                                                          1998            1997            1998              1997
                                                                      --------------   --------------  --------------    ---------


Net sales ....................................................          $61,903          $72,916          $192,577        $192,954

Cost of sales ................................................           51,890           61,543           161,166         161,425
                                                                        =======          -------          --------        --------

Gross profit .................................................           10,013           11,373            31,411          31,529

Selling, general and administrative expenses .................            2,589            4,569            10,624          12,637

Compensation from settlement of employee
    stock option .............................................               --               --                --           4,070
                                                                        -------          -------          --------        --------

Operating profit .............................................            7,424            6,804            20,787          14,822

Interest expense, net of interest income .....................            2,702            2,774             8,109           5,723
                                                                        -------          -------          --------        --------

Earnings before income taxes and
    extraordinary item .......................................            4,722            4,030            12,678           9,099

Income taxes .................................................            1,989            1,714             5,194           3,951
                                                                        -------          -------          --------        --------

Earnings before extraordinary item ...........................            2,733            2,316             7,484           5,148

Extraordinary loss on refinancing of debt,
    net of income taxes ......................................               --              149                --           1,292
                                                                        -------          =======          --------        --------

Net earnings .................................................          $ 2,733          $ 2,167          $  7,484        $  3,856
                                                                        =======          =======          ========        ========

See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)


                                                                                                                Nine Months Ended
                                                                                                          --------------------------
                                                                                                              Sep. 27,      Sep. 28,
                                                                                                               1998          1997
                                                                                                          ----------      ---------

Operating activities:

Net earnings ........................................................................................    $     7,484      $   3,856

Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization. ..............................................................          3,099          3,173
        Settlement of employee stock options ........................................................             --          1,263
        Deferred income taxes .......................................................................            530           (117)
        Extraordinary loss on refinancing of debt ...................................................             --          1,292
        Pension curtailment gain ....................................................................         (1,564)            --
        Changes in operating assets and liabilities:
            Accounts receivable, net ................................................................         (1,264)       (13,501)
            Inventories .............................................................................            765            619
            Accounts payable and accrued expenses ...................................................         (3,217)        12,054
            Other assets and liabilities ............................................................           (861)            21
                                                                                                          ----------      ---------
Net cash provided by operating activities ...........................................................          4,972          8,660
                                                                                                          ----------      ---------

Investing activities:

Purchase of property, plant and equipment ...........................................................        (2,337)         (1,171)
                                                                                                          ----------      ---------
Net cash used in investing activities ...............................................................        (2,337)         (1,171)
                                                                                                          ----------      ---------

Financing activities:

Principal payments on long-term debt ................................................................             --        (69,791)
Proceeds from long-term debt ........................................................................             --        134,700
Payments of debt issuance costs .....................................................................             --         (4,816)
Payment of special cash dividend ....................................................................             --        (55,990)
Repurchase of common stock ..........................................................................             --         (1,215)
                                                                                                          ----------      ---------
Net cash provided by financing activities ...........................................................             --          2,888
                                                                                                          ----------      ---------

Net increase in cash and cash equivalents ...........................................................          2,635         10,377
Cash and cash equivalents at beginning of year ......................................................          5,352            277
                                                                                                          ----------      ---------

Cash and cash equivalents at end of period ..........................................................     $    7,987      $  10,654
                                                                                                          ==========      ==========




See accompanying notes.

WELLS ALUMINUM CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)


1.           General

             Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including building/construction, transportation, durable goods and equipment/electrical.

2.           Basis of Presentation

             The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the nine months ended September 27, 1998. Operating results for the interim periods of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

5.           Inventories

             The aluminum component of inventories, representing 67% and 68% of total inventories at September 27, 1998 and December 31, 1997, respectively, is stated at the lower of cost or market, using the last-in, first-out method
(LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market, using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market, using the weighted average cost method.

             The components of inventories are as follows:


                                                                                                   Sep. 27,            Dec. 31,
                                                                                                      1998                1997
                                                                                                   ----------          ---------

Raw materials ..................................................................................   $    9,736          $  11,840
Finished goods and work in progress ............................................................        9,856             10,658
Supplies .......................................................................................          492                471
                                                                                                   ----------          ---------
    Sub-total ..................................................................................       20,084             22,969
Less LIFO reserve ..............................................................................         (640)            (2,760)
                                                                                                   ----------          ---------
   Inventories .................................................................................   $   19,444          $  20,209
                                                                                                   ==========          =========

6.           Related Party Transactions

             During the nine months ended September 27, 1998 and September 28, 1997, the Company purchased aluminum from CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), which was, at such times, an owner of 180,362.5 shares of the Company's Class A common stock, in amounts of $5.4 million and $32.7 million, respectively. The amounts payable to Venalum at September 27, 1998 and December 31, 1997 were $0 and $6.3 million.

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

8.           Indebtedness

             At September 27, 1998 and December 31, 1997, indebtedness consisted of $105.0 million of Series B Notes. There were no borrowings outstanding under the New Credit Facility.

9.           Interest Expense, Net of Interest Income

             Interest expense, net of interest income, is as follows:


                                                                                  Three Months Ended             Nine Months Ended
                                                                               --------------------------    -----------------------

                                                                                Sep. 27,       Sep. 28,       Sep. 27,     Sep. 28,
                                                                                 1998            1997          1998         1997
                                                                               --------        --------      --------      --------

Interest expense ...........................................................   $  2,672       $   2,761     $   8,017      $  5,577
Amortization of debt issuance costs ........................................        155             154           466           432
                                                                               --------        --------      --------      --------
    Sub-total ...............................................................     2,827           2,915         8,483         6,009
Interest income .............................................................      (125)           (141)         (374)         (286)
                                                                               --------        --------      --------      --------
    Interest expense, net of interest income ..................                $  2,702        $  2,774      $  8,109      $  5,723
                                                                               ========        ========      ========      ========

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

             At September 27, 1998, the Company was party to $12.9 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between October 1998 and November 1999, covering 20.1 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Company does not engage in any speculative trading of futures contracts.

11.          Curtailment of Pension Plan

             In September 1998, the Company approved the termination of the Retirement Plan for Salaried Employees, a defined benefit plan, resulting in a curtailment gain of $1.6 million. The gain has been included in selling, general and administrative expenses in the Statement of Operations. The Company plans to obtain the necessary approval from federal authorities in 1999 and settle the plan shortly thereafter.

12.          Commitments

             At September 27, 1998, the Company had commitments with twelve North American suppliers to purchase 54.6 million pounds of primary aluminum and aluminum billet through December 1999 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the terms of these agreements.

13.          Contingencies

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

14.          Subsequent Event

             On October 16, 1998, the Company entered into a Stock Purchase Agreement to repurchase all of the Class A common stock of the Company owned by Venalum for an aggregate purchase price of $3.1 million. Upon consummation of the repurchase, Venalum will no longer own any common stock of the Company.

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

Basis of  Presentation

             The following discussion of financial condition and the results of operations for the three and nine months ended September 27, 1998 and September 28, 1997 are based on the unaudited results achieved by the Company. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end.

             Adjusted EBITDA is defined as earnings before interest expense, income taxes and depreciation and amortization, and excludes LIFO charges or income, extraordinary items, gain from curtailment of pension plan and compensation from settlement of employee stock options. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.

Statement of Operations Data:


                                                                               Three Months Ended             Nine Months Ended
                                                                            ------------------------       ------------------------
                                                                            Sep. 27,        Sep. 28,        Sep. 27,      Sep. 28,
                                                                              1998            1997            1998          1997
Amounts in Thousands, Except Per Pound Data                                 ---------      ---------       ---------     ---------
-------------------------------------------


Net Sales - Products ..............................................         $  61,903      $  61,851       $ 189,048     $ 174,758
Net Sales - Metal .................................................                --         11,065           3,529        18,196
                                                                            ---------      ---------       ---------     ---------
    Net Sales .....................................................            61,903         72,916         192,577       192,954

Cost of Sales - Products ..........................................            52,916         51,006         159,795       142,079
Cost of Sales - Metals ............................................                --         10,918           3,492        17,792
LIFO Charges (Income) .............................................            (1,026)          (381)         (2,121)        1,554
                                                                            ---------      ---------       ---------     ---------
    Cost of Sales .................................................            51,890         61,543         161,166       161,425
Gross Profit ......................................................            10,013         11,373          31,411        31,529
Operating Profit ..................................................             7,424          6,804          20,787        14,822
Net Earnings ......................................................         $   2,733      $   2,167       $   7,484     $   3,856


Other Measurement Data:

                                                            Three Months Ended             Nine Months Ended
                                                         ------------------------       -----------------------
                                                          Sep. 27,      Sep. 28,         Sep. 27,     Sep. 28,
Amounts in Thousands, Except Per Pound Data                1998           1997             1998          1997
                                                         ---------      ---------       ---------     ---------

Pounds of Product Shipped .........................     42,594         40,363         125,775       115,453

Gross Sales - Products ............................  $  64,965      $  64,083       $ 197,524     $ 181,431
Gross Sales Price per Pound .......................      1.525          1.588           1.570         1.571

Adjusted EBITDA ...................................  $   5,776      $   7,342       $  19,735        23,187
Adjusted EBITDA per Pound .........................      0.136          0.182           0.157         0.201

Average Market Price of Aluminum per Pound ........  $    .639      $   0.780       $   0.684      $  0.774
Market Price of Aluminum per Pound at Period-End .          --             --           0.640         0.783



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

             LIFO Inventory. The Company values its aluminum inventory under the last-in, first-out method (LIFO). During periods of rising aluminum prices, compared to historical LIFO inventory values, the Company may incur LIFO charges, which will reduce taxable income, and when aluminum prices subsequently decline, the Company may recognize LIFO income, which will increase taxable income. As a result of fluctuations in earnings levels resulting from the application of LIFO, the Company excludes LIFO charges and LIFO income from certain measures, such as Adjusted EBITDA.

             Excess Metal Sales. The Company's policy is to sell excess metal (primary aluminum ingot and billet) on the open market when necessary to maintain aluminum inventory levels consistent with near-term business needs. Imbalances in inventory can arise from the ongoing and efficient operation of the Company's casting facility and from the Company's obligations to purchase fixed amounts of primary aluminum ingot and billet under long-term supply agreements. The sale of excess metal, which also reflects aluminum price fluctuations, has minimal effect on profit performance since the prices of metal bought and metal sold are closely matched. Pounds of excess metal sold are not included in the calculation of pounds of product shipped, the Company's primary indicator of business activity. In the normal course of business, the Company also sells secondary aluminum billet and aluminum scrap, which are not accounted for as excess metal sales.

Reclassification of Sales and Marketing End Use Data

             In 1998, the Company completed an evaluation of the markets of its customers by the end use codes as established by the Aluminum Association and the Aluminum Extruders Council. These end use codes are used to compile aluminum industry statistics by specific markets. As a result of the evaluation, the Company reclassified certain pounds shipped to its customers during 1998 and 1997 from one market designation to another designation. The analysis of pounds shipped to a specific market contained herein is based on the consistent application of end use codes for the periods under comparison.

Three Months Ended September 27, 1998 Compared to Three Months Ended September 28, 1997

             The Company's net sales decreased to $61.9 million in the three months ended September 27, 1998 from $72.9 million in the three months ended September 28, 1997, a decrease of $11.0 million or 15.1%. Net sales products was $61.9 million for the three months ended September 27, 1998 and September 28, 1997. Gross sales of value added products, which includes painted, anodized and fabricated products, increased $0.1 million, or 0.3%, to $35.3 million in the three months ended September 27, 1998 from $35.2 million in the three months ended September 28, 1997. Gross sales of mill finished extrusions increased $0.9 million, or 3.1%, to $29.8 million in the three months ended September 27, 1998 from $28.9 million in the three months ended September 28, 1997. The gross sales price per pound decreased by 3.8%, reflecting a higher percentage of mill finished sales as compared to value added sales, the effect of a decline of $0.141 in the average market price per pound of aluminum and a changing customer and product mix in value added sales, offset by an improved customer and product mix in mill finished sales.

             Pounds of product shipped increased 2.2 million pounds, or 5.4%, to
42.6 million in the three months ended September 27, 1998 from 40.4 million pounds of product shipped in the three months ended September 28, 1997. Shipments to commercial construction increased 0.4 million pounds, primarily due to increased shipments for several large architectural projects. In residential construction, shipments increased 0.1 million pounds, with increased shipments to suppliers to the mobile home and manufactured home market offsetting decreased shipments to suppliers to the residential door and window market.
Shipments to transportation increased 0.2 million pounds, with increased shipments to truck trailer, specialty trailer and other speciality transportation accounts offsetting declines in delivery van accounts. In consumer durables, shipments increased 0.5 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 0.2 million pounds, with decreased shipments to manufacturers of material handling systems and specialty industrial products offsetting gains in shipments to electrical/electronic accounts. The increase of
1.2 million pounds to distributors/other resulted from increases in shipments to distributors of specialty products serving the southeastern and midwestern markets.

             Cost of sales decreased to $51.9 million for the three months ended September 27, 1998 from $61.5 million in the three months ended September 28, 1997, a decrease of $9.6 million or 15.6%. Cost of sales - products increased to $52.9 million in the three months ended September 27, 1998 from $51.0 million in the three months ended September 28, 1997, an increase of $1.9 million or 3.7%. This increase resulted from a $1.6 million increase in operating costs and a $0.3 million increase in aluminum costs. Variable costs per pound increased to $0.441 in the three months ended September 27, 1998 from $0.433 in the three months ended September 28, 1997, a change of $0.008 per pound. This increase was primarily due to additional overtime costs in response to the increase in sales volume and the effect of initial lower productivity related to the use of temporary employees and the hiring of new personnel.

             Gross profit decreased to $10.0 million in the three months ended September 27, 1998 from $11.4 million in the three months ended September 28, 1997, a decrease of $1.4 million or 12.3%.

             Selling, general and administrative expenses decreased to $2.6 million in the three months ended September 27, 1998 from $4.6 million in the three months ended September 28, 1997, a decrease of $2.0 million or 43.5%. This decrease is primarily attributable to a decrease in compensation expense of $0.6 million and a gain of $1.6 million resulting from the curtailment of the Retirement Plan for Salaried Employees, a defined benefit plan, in September 1998.

             Operating profit increased to $7.4 million in the three months ended September 27, 1998 from $6.8 million in the three months ended September 28, 1997, an increase of $0.6 million or 8.8%.

             Interest expense, net of interest income, decreased to $2.7 million in the three months ended September 27, 1998 from $2.8 million in the three months ended September 28, 1997, a decrease of $0.1 million, or 3.6%. Income tax expense increased to $2.0 million in the three months ended September 27, 1998 from $1.7 million in the three months ended September 28, 1997, an increase of $0.3 million, or 17.6%. The effective tax rates for the three months ended September 27, 1998 and September 28, 1997 were 42.1% and 42.5%, respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

             Net earnings increased to $2.7 million in the three months ended September 27, 1998 from $2.2 million in the three months ended September 28, 1997, an increase of $0.5 million, or 22.7%. This increase was due to the above described factors and the incurrence of an extraordinary loss of $0.2 million (net of applicable income taxes of $0.1 million) in the three months ended September 28, 1997 on the refinancing of debt related to the Recapitalization (as described herein).

             Adjusted EBITDA (as defined herein) decreased to $5.8 million in the three months ended September 27, 1998 from $7.4 million in the three months ended September 28, 1997, a decrease of $1.6 million or 21.6%. The decline in Adjusted EBITDA consisted of a decrease in sales spread of $1.2 million and an incremental increase in operating costs of $1.1 million, offset by $0.7 million from increased sales volume. The decrease in sales spread was affected by the continuing decrease in aluminum prices in the three months ended September 27, 1998, since market indexed prices charged to customers declined more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound decreased $0.046 to $0.136 in the three months ended September 27, 1998, reflecting both the lower Adjusted EBITDA and the increased pounds of product shipped.

Nine Months Ended September 27, 1998 Compared to Nine Months Ended September 28, 1997

             The Company's net sales decreased to $192.6 million in the nine months ended September 27, 1998 from $193.0 million in the nine months ended September 28, 1997, a decrease of $0.4 million or 0.2%. Net sales products increased to $189.1 million in the nine months ended September 27, 1998 from $174.8 million in the nine months ended September 28, 1997, an increase of $14.3 million or 8.2%. Gross sales of value added products increased $6.5 million, or 6.5%, to $106.8 million in the nine months ended September 27, 1998 from $100.3 million in the nine months ended September 28, 1997. Gross sales of mill finished extrusions increased $9.6 million, or 11.8%, to $90.7 million in the nine months ended September 27, 1998 from $81.1 million in the nine months ended September 28, 1997. The gross sales price per pound declined slightly, reflecting a higher percentage of mill finished sales as compared to value added sales, the effect of a decline of $0.090 in the average market price per pound of aluminum and a changing customer and product mix in value added sales, offset by an improved customer and product mix in mill finished sales.

             Pounds of product shipped increased 10.3 million pounds, or 8.9%, to 125.8 million in the nine months ended September 27, 1998 from 115.5 million pounds of product shipped in the nine months ended September 28, 1997. Shipments to commercial construction increased 1.7 million pounds, primarily due to increased shipments for several large architectural projects. In residential construction, shipments increased 1.3 million pounds, reflecting increased shipments to suppliers to the mobile and manufactured home market offsetting decreased shipments to suppliers to the residential door and window market.
Shipments to transportation increased 3.6 million pounds, with increased shipments to major truck trailer manufacturers offsetting declines in delivery van accounts. In consumer durables, shipments increased 2.1 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 0.3 million pounds, primarily due to a decline in shipments to one specialty industrial account, offset by increased shipments to electrical/electronic accounts. The increase of
1.9 million pounds to distributors/other resulted from increases in shipments to distributors of specialty products serving the southeastern and midwestern markets.

             Cost of sales decreased to $161.2 million for the nine months ended September 27, 1998 from $161.4 million in the nine months ended September 28, 1997, an decrease of $0.2 million or 0.1%. Cost of sales - products increased to $159.8 million in the nine months ended September 27, 1998 from $142.1 million in the nine months ended September 28, 1997, an increase of $17.7 million or 12.5%. This increase resulted from a $7.7 million increase in operating costs and a $10.1 million increase in aluminum costs. Variable costs per pound increased to $0.441 in the nine months ended September 27, 1998 from $0.421 in the nine months ended September 28, 1997, a change of $0.020 per pound. This increase was primarily due to additional costs associated with a major upgrade of an extrusion press, the effect of a 4 1/2 week work stoppage at one plant location, additional overtime costs incurred in response to the increase in sales volume and the effect of initial lower productivity related to the use of temporary help and the hiring of new personnel.

             Gross profit decreased to $31.4 million in the nine months ended September 27, 1998 from $31.5 million in the nine months ended September 28, 1997, a decrease of $0.1 million or 0.3%.

             Selling, general and administrative expenses decreased to $10.6 million in the nine months ended September 27, 1998 from $16.7 million in the nine months ended September 28, 1997, a decrease of $6.1 million or 36.5%. This decrease is primarily attributable to a decrease in compensation expense of $4.8 million, of which $4.1 million related to the settlement of employee stock options as part of the Recapitalization of the Company (as described herein), and a gain of $1.6 million resulting from the curtailment of the Retirement Plan for Salaried Employees, a defined benefit plan, in September 1998.

             Operating profit increased to $20.8 million in the nine months ended September 27, 1998 from $14.8 million in the nine months ended September 28, 1997, an increase of $6.0 million or 40.5%.

             Interest expense, net of interest income, increased to $8.1 million in the nine months ended September 27, 1998 from $5.7 million in the nine months ended September 28, 1997, an increase of $2.4 million, or 42.1%. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization, offset in part by an increase in interest income. Income tax expense increased to $5.2 million in the nine months ended September 27, 1998 from $4.0 million in the nine months ended September 28, 1997, an increase of $1.2 million, or 30.0%. The effective tax rates for the nine months ended September 27, 1998 and September 28, 1997 were 41.0% and 43.4% respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

             Net earnings increased to $7.5 million in the nine months ended September 27, 1998 from $3.9 million in the nine months ended September 28, 1997, an increase of $3.6 million or 92.3%. This increase was due to the above described factors and the incurrence of an extraordinary loss of $1.3 million (net of applicable income taxes of $0.8 million) in the nine months ended September 28, 1997 on the refinancing of debt related to the Recapitalization (as described herein).

             Adjusted EBITDA (as defined herein) decreased to $19.7 million in the nine months ended September 27, 1998 from $23.2 million in the nine months ended September 28, 1997, a decrease of $3.5 million or 15.1%. The decline in Adjusted EBITDA consisted of an increase in sales spread of $0.8 million and an incremental increase in operating costs of $6.5 million, offset by $2.2 million from increased sales volume. Adjusted EBITDA per pound decreased $0.044 to $0.157 in the nine months ended September 27, 1998, reflecting both the lower Adjusted EBITDA and the increased pounds of product shipped.

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

             As of September 27, 1998, the Company had $105.0 million of Series B Notes (as defined herein) outstanding and no borrowings under the New Credit Facility (as defined herein). The significant indebtedness incurred by the Company as a result of the Recapitalization in May 1997 has several important consequences, the foremost being that interest expense is substantially higher than prior to the Recapitalization. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including the Series B Notes and the Indenture under which these notes were issued, will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

             The Company believes that cash flow from operating activities, together with borrowings available under the New Credit Facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

             Cash Flows from Operating Activities

             Cash provided by operations for the nine months ended September 27, 1998 was $5.0 million as compared to $8.7 million for the nine months ended September 28, 1997, a decrease of $3.7 million or 31.0%. Cash flow decreased primarily as a result of a decrease in accounts payable, changes in non-recurring items related to the settlement of employee stock options, and the extraordinary loss on refinancing of debt as part of the Recapitalization (as described herein).

             Total working capital at September 27, 1998 was $36.2 million compared to $30.0 million at December 31, 1997, an increase of $6.2 million or 20.7%. Cash and cash equivalents increased $2.6 million to $8.0 million due in part to the terms and conditions of the Series B Notes outstanding. Changes in other working capital accounts reflected factors such as the impact of increased business activity, the timing of incentive compensation payments, the effect of declining aluminum prices, and the timing of interest payments.

             Cash Flows from Investing Activities

             Expenditures for property, plant and equipment for the nine months ended September 27, 1998 and September 28, 1997 were $2.3 million and $1.2 million, respectively. The Company curtailed its capital expenditure program during the first six months of 1997 due to the Recapitalization. The Company anticipates that expenditures for property, plant and equipment will approach $3.0 million in 1998 and will average $3.5 million per annum in the following four years. In 1998, approximately $2.2 million of the annual $3.0 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital. In the following four years, approximately $2.5 million of the annual $3.5 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital.

             Cash Flows from Financing Activities

             On May 28, 1997, the Company issued and sold $105.0 million principal amount of 10.125% Series A Senior Notes (the "Series A Notes") due 2005. The Company is required to make semi-annual payments of interest on the Series A Notes on June 1 and December 1 of each year. The Company used a portion of the proceeds from the issuance of the Series A Notes to repay an existing credit facility and to retire its 14.125% Senior Subordinated Notes (the "Subordinated Notes") due 2001. Upon the issuance of the Series A Notes, the Company entered into a New Credit Facility (the "New Credit Facility"), which provides a secured working capital line of $15.0 million that matures on the last business day of June 2002. Under the New Credit Facility, the Company is required to make payments of interest on a monthly or quarterly basis.

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

             Repurchase of Common Stock

             On October 16, 1998, the Company entered into a Stock Purchase Agreement to repurchase all of the Class A common stock of the Company owned by CVG Industria Venezolana de Aluminio, C.A. ("Venalum") for an aggregate purchase price of $3.1 million. Upon consummation of the repurchase, Venalum will no longer own any common stock of the Company.

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

             At September 27, 1998, the Company was party to $12.9 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between October 1998 and November 1999, covering 20.1 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The Company does not engage in any speculative trading of futures contracts.

LIFO Adjustment and Inflation

             The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the three months and nine months ended September 27, 1998 and September 28, 1997.

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

             The Company has completed an evaluation of its centralized main computer system and related software and manufacturing equipment and facilities and has determined that this system and the software and manufacturing equipment and facilities are compliant with the Year 2000 requirements. The Company is in the process of evaluating its other computer systems, microprocessors, EDI systems and other computer based applications for Year 2000 compliance. The Company expects to complete any required Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that with modifications to existing software and conversions to new systems, where required, the Year 2000 issue will not pose significant operational problems for its computer systems, manufacturing equipment or facilities. However, if such modifications or conversions are not made, or they are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

             The Company is currently inquiring of its significant suppliers and subcontractors that do not share information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

             Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. The Company does not believe the remaining phases would significantly impact the Company's ability to take customer orders, manufacture and ship products, invoice customers or collect payments. However, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

             The Company plans to evaluate and determine whether a contingency plan is necessary in 1999.

Commitments

             At September 27, 1998, the Company had commitments with twelve North American suppliers to purchase 54.6 million pounds of primary aluminum and aluminum billet through December 1999 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

                           WELLS ALUMINUM CORPORATION


                           By: /s/ W. Russell Asher
                               ---------------------
                               W. Russell Asher
                               Senior Vice President and Chief Financial Officer
                              (Principal Accounting Officer)
Date: November 10, 1998