Form 10-K
period 1998-12-31
WELLS ALUMINUM CORP
filed 1999-03-30
CIK 828737

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                   -----------

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes X     No
                                                     ----      ----

    As of March 30, 1999, the registrant had 729,892.5 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                            Page


PART I ....................................................................... 1
  Item 1. Business ............................................................1
  Item 2. Properties .........................................................10
  Item 3. Legal Proceedings ..................................................10
  Item 4. Submission of Matters to a Vote of Security Holders ................10
PART II ......................................................................11
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters ............................................................11
  Item 6. Selected Financial Data ............................................11
  Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................12
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk ........20
  Item 8. Financial Statements and Supplementary Data ........................21
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................41
PART III .....................................................................41
  Item 10. Directors and Executive Officers of the Registrant ................41
  Item 11. Executive Compensation ............................................43
  Item 12. Security Ownership of Certain Beneficial Owners and Management ....45
  Item 13. Certain Relationships and Related Transactions ....................46
PART IV ......................................................................48
  Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K ........................................................48
SIGNATURES ...................................................................49

                                     PART I.

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

THE COMPANY
-----------

    Wells Aluminum Corporation was incorporated in Maryland in November 1967 as the successor to an aluminum extrusion business which began in the early 1950's. Gibbons, Goodwin, van Amerongen ("GGvA") is the sole general partner of Wells Holdings Limited Partnership, which currently owns 76.7% of the outstanding shares of the Company's common stock. As a result, GGvA has the controlling interest in the Company and has the power to elect a majority of the directors of the Company and to control all matters submitted to the stockholders of the Company, including approving business combinations involving the Company.

    Wells is a custom extruder, finisher and fabricator of soft alloy aluminum products, principally for the building/construction, transportation, consumer durables and equipment/electrical markets. In addition to the production of mill finished extrusions, the Company's operations include painting, anodizing and fabrication, which enables the Company to provide its customers with assembly-ready aluminum components and assemblies. The Company shipped approximately 166.3 million pounds of aluminum extrusions in 1998, an increase of 11.4 million pounds, or 7.4%, over the 1997 shipments of 154.9 million pounds.

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

    The Company sells its products to approximately 800 customers primarily in the building/construction, transportation, consumer durables and equipment/electrical markets. In 1998, the Company's top ten customers received approximately 38% of the Company's shipped volume in pounds sold, with the top twenty-five customers accounting for approximately 57%. In 1998, one customer, Navistar International Corporation, accounted for 10.4% of the Company's gross sales measured in dollars.

    The Company focuses on long-term customer relationships to maintain and enhance its business prospects. Approximately two-thirds of the Company's 1998 sales in extrusion pounds shipped were made to customers that have been customers of the Company for more than ten years. The Company believes that its relatively stable customer base is attributable, in part, to the Company's ability to provide a high level of customer service, engineering expertise and quality products at competitive prices.

PRODUCTS
--------

    Through its regional plant system, Wells is able to produce a broad range of extruded, finished and fabricated aluminum products used by its customers in the manufacture of their end products. In 1998, over 90% of the products sold by the Company were designed and manufactured according to individual customer specifications. The Company believes that the large share of customized products sold by the Company can be attributed to the Company's product quality, high level of customer service, the coordination between its sales force and engineering staff at each plant, engineering design capabilities, and its extensive extrusion, finishing and fabrication capabilities.

    Building/Construction

    In the building/construction market, the Company produces extrusions and fabricated products for residential and commercial window and door frames, storm doors, vents and louvers, railings, stadium seating systems, patio enclosures and a variety of architectural specialty applications. The Company also manufactures and markets a proprietary line of sliding patio doors and a line of commercial entrance doors and storefront systems. In 1998, shipments to customers in the building/construction market represented approximately 44% of the Company's total pounds sold. Of the pounds sold in this market, approximately 58% were shipped to customers in the residential segment with the remaining pounds being shipped to customers in the commercial segment.

    Transportation

    In the transportation market, the Company produces extrusions and fabricated products for truck cabs, commercial truck trailers, recreational vehicles, golf carts, utility trailers and automotive accessories. The Company also produces a number of complex assemblies, including complete door frames and structural sub frames for use in Class 8 truck tractors and complete window assemblies for use in school buses and delivery vans. In 1998, approximately 25% of the Company's total pounds sold were shipped to customers in the transportation market.

    Consumer Durables

    In the  consumer  durables  market,  the  Company  produces  extrusions  and fabricated products for a wide variety of applications, including the manufacture of high-end office furniture and pleasure boats. In 1998, shipments to customers in the consumer durables market represented approximately 10% of the Company's total pounds sold.

    Equipment/Electrical

    In the equipment/electrical market, the Company produces extrusions and fabricated products for applications such as heat sinks and electronic component mounting systems, electrical distribution and commercial lighting systems, material handling systems, and industrial guarding and fixturing systems. In 1998, approximately 8% of the Company's total pounds sold were shipped to customers in the equipment/electrical market.

    Distributors

    For the distributor market, the Company produces extruded products which the distributors then resell to manufacturers, contractors and other industrial end users. The Company's focus in the distribution market is on producing application specific components, which are sold via specialty, value added distributors. The Company does not regularly participate in the stock shape/metal service center portion of the distribution market. Thus, the Company believes that the end use of products produced for distributors and then resold tends to parallel the uses of customers which the Company serves directly. In 1998, shipments to distributors represented approximately 13% of the Company's total pounds sold.

MANUFACTURING
-------------

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

    Fabrication

    The Company has six fabrication operations, of which two are dedicated fabrication plants. The Company employs a variety of fabrication processes, including notching, bending, punching, drilling, tight tolerance cutting, computerized numerical control ("CNC") machining, manual and robotic welding, and assembly. These fabrication operations differ in complexity, ranging from Tier #3 activities, which include welding, high tolerance machining and assembly, to Tier #1 activities, which involve light punching, manual sawing and drilling, and hand deburring. Fabricated products may range from a simple cut-to-length extrusion notched and punched for use as a door threshold, to a step assembly for a truck cab, to a curved and fully formed trim cap for use on an office partition, to a panel van window assembly complete with glass. In 1998, the Company's two Tier #3 operations received QS9000/ISO9002 certification demonstrating the Company's commitment to the production of quality products. The Company's fabrication operations are attractive to those customers interested in outsourcing certain manufacturing in order to better control operating costs, manage inventory, accommodate growth, or more sharply focus their own operations. The Company's fabrication operations provide additional opportunities to enhance profit margins and help protect the business from market penetration by other competitors.

    Backlog

    Extrusion turnaround time is generally sufficiently short as to permit the Company to fill customer orders for most of its products in a short time period. Accordingly, the Company does not consider backlog to have a material effect on its business.

RAW MATERIALS
-------------

    Wells' principal raw material for aluminum extrusions is aluminum billet, the majority of which the Company produces at its own casting facility. The main materials used in the production of billet are primary aluminum ingot and aluminum scrap. In 1998, the Company purchased its primary aluminum requirements pursuant to supply agreements with five North American suppliers at current market prices at the delivery dates. Over 60% of the aluminum scrap required in 1998 was sourced from the Company's own manufacturing processes. The remaining requirements for primary ingot and scrap were purchased from a variety of metal and scrap brokers and dealers.

    For 1999, the Company has secured commitments with six North American suppliers to purchase primary aluminum for its casting requirements at current market prices at the delivery dates. Over 60% of the aluminum scrap required for 1999 is expected to be sourced from the Company's own manufacturing processes. The Company believes that its remaining requirements for primary ingot and scrap are readily available in the open market from metal and scrap brokers and dealers.

    Aluminum Cost Recovery

    Aluminum is subject to extensive price volatility in the world market, reflecting both domestic and international economic demand as well as activities by financial hedge investment funds. The Company seeks to reduce its exposure to the volatility in aluminum prices by fixing the cost of metal by hedging against committed fixed price sales or by passing cost increases through to customers by systematic market indexed sales pricing. The Company limits its hedging activities to committed sales and does not engage in speculative hedging. As a further control technique, the Company maintains its inventory at levels consistent with operating needs (35 days on hand) through centralized purchasing and logistics, and sells any excess primary aluminum in the open market, closely matching the cost of metal purchased to the price of such metal sold. Notwithstanding the Company's efforts, any increase in the cost of aluminum purchases could have an adverse effect on the Company's financial condition and operations if the Company is unable to pass such increases to its customers or it does not effectively hedge against such aluminum price changes.

CAPITAL IMPROVEMENTS
--------------------

    Capital expenditures for 1998 totaled $3.3 million, with expenditures of $1.6 million on extrusion press upgrades, $0.3 million on finishing capabilities, $0.5 million on cast house improvements, $0.6 million on additional fabrication capabilities, and $0.3 million on other capital items. Since the middle of 1995, the Company has focused its capital investment on technology and productivity improvements in extrusion and casting that support the Company's marketing initiatives. These investments generally have expected paybacks of less than 18 months and have increased capacity without requiring the acquisition of major new equipment. In 1998, the Company upgraded its 10" extrusion press and ancillary equipment, including the installation of an isothermal control system, at its North Liberty, Indiana facility, improving productivity by 15%. The Company also installed an isothermal control system on the 8" extrusion press at its Kalamazoo, Michigan facility, increasing productivity in excess of 15%. In 1998, the Company replaced a small homogenization oven with a new high capacity unit and modernized an existing homogenization oven at its casting facility. A billet cooling system was also replaced to support this new capacity and to improve the metallurgical properties of the aluminum billet cast. In 1998, the Company improved its fabrication capabilities through investments in additional CNC bending and machining equipment, two new precision saws, a robotic welding system and two new CNC routers capable of machining large subassemblies.

    The Company plans to make capital expenditures of approximately $4.0 million in 1999 and $3.5 million annually from 2000 through 2003. The Company intends to continue to expand capacity by upgrading its equipment rather than purchasing expensive new equipment. Over the next five years, the Company plans to update and modernize two extrusion presses per year, increasing extrusion capacity by at least 10% per press and reducing scrap generated in the process by 1.5%. The Company believes that by upgrading its extrusion presses, the Company will receive 90% of the productivity benefits realized by replacing equipment but at 50% of the capital investment required. The Company will continue to invest selectively in advanced computer isothermal control equipment, which the Company believes can increase extrusion press capacity by at least 11%.

SALES AND MARKETING
-------------------

    Wells' sales and marketing activities and its field sales force are directed by its Senior Vice President, Sales and Marketing, from the corporate headquarters. The centralized sales and marketing organization is accountable for market research and all product and market development activities, including promotional materials and activities. These activities include the development and implementation of customer strategies and the strict maintenance of pricing discipline throughout the Company. All extrusion pricing is centrally managed and administered by the Vice President, Business Selection and Capacity Management, who reports to the Senior Vice President, Sales and Marketing.

     Two regional sales managers, located in the Southeast and Midwest, have day-to-day responsibility for directing the sales force and implementing agreed-to market and customer strategies. The regional sales managers work hand-in-hand with the operations managers at each plant location to coordinate customer service and tailor their sales activities to meet the business needs of the plants. This arrangement allows field sales and operations personnel to react to changing market conditions, while facilitating a uniform approach to the market and the reassignment of production requirements among plants when warranted to maintain customer service or plant utilization. In addition to the regional sales managers, the Company employs nine direct sales persons and utilizes six independent manufacturers' representatives for its extrusion and fabrication businesses. The Company also utilizes a number of specialty representatives for its patio door and commercial doors businesses. Compensation for the direct sales force is comprised of salary plus performance-based bonuses.

    The Company has implemented a program to upgrade its field sales organization, which is expected to continue in 1999. Key elements include increasing the responsibility of sales managers and representatives for account strategy development and forecasting, providing easy access to the Company's central data bases via portable laptop computers, adding additional employed sales personnel, and tying sales manager compensation to account profitability.

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

    Forward sales contracts, which accounted for approximately 43% of total pounds sold by the Company in 1998, are "take or pay" agreements negotiated with long-standing customers. These contracts fix the sales price at which the Company agrees to sell and the customer agrees to purchase a specified quantity of aluminum extrusions in the future. These contracts typically cover a substantial portion of the customer's requirements for a three to six month period. The fixed sales price is based on the price at which aluminum can be hedged for future delivery plus a conversion spread to cover operating costs and provide a profit margin.

    The Company also offers to long-standing customers a formula pricing mechanism which adjusts pricing monthly based on aluminum price movements. Monthly price changes are based on the Midwest Transaction Price Average (the "MWTP"), plus a negotiated spread covering conversion costs and profit margin. Formula pricing allows the Company to stay current with the aluminum market, balancing upward and downward movements on a monthly basis. In 1998, approximately 37% of total pounds sold were sold by the Company using the formula pricing mechanism.

    The Company also quotes individual orders, based on the MWTP in the previous month, for its remaining open market accounts. Profit margins on such market accounts are often higher than on forward sales contracts or formula priced accounts. In addition, the Company's exposure to aluminum price movements is nominal since such orders are based on 30 day delivery, enabling the Company to manage its metal cost.

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

    Product Delivery

    In 1998, Wells distributed approximately 75% of its products through its own fleet of 32 tractors and 140 trailers. All of the Company's tractors are leased whereas all of its trailers are owned. The Company believes that its selected use of its tractor-trailer fleet enhances the level of service to its long-standing customers by enabling more timely delivery with less damage. The Company also uses motor common carriers for certain hauls, such as partial truck loads and situations where no back haul of aluminum scrap is available, when cost effective.

COMPETITION
-----------

    The North American aluminum extrusion market is fragmented and highly competitive in that there are over 100 extruders who operate more than 170 extrusion plants with more than 450 extrusion presses. Recently, however, competitors in the market have begun consolidating as evidenced by William L. Bonnell, Inc.'s acquisition of three extrusion facilities from Reynolds Metals Company and its acquisition of Exal Aluminum Inc. adding another two extrusion facilities. In addition, ALCOA Inc. acquired Alumax, Inc., including its thirteen extrusion facilities.

    In the U.S. aluminum extrusion market, the Company believes that competition is regionally oriented and that aluminum extrusion end users are typically looking for "local" plants with a strong focus on customer service, quality and a reputation for fair market pricing. In addition, competition is based on delivery time and specialty engineering/design/production capabilities. The Company also believes that a regional network of plants is important to large end users in order to meet the needs of their multi-plant locations and to ensure continuity of sourcing.

    Competitors in the U.S. aluminum extrusion market include the extrusion businesses of primary aluminum producers, such as ALCOA Inc. and Kaiser Aluminum Corporation, and sizeable multi-plant independent extruders, such as Aluminum Shapes, Inc., Easco, Inc., William L Bonnell Company, Inc., and V.A.W. of America, Inc. Competitors also include small local operators, such as Elixir Industries, Western Extrusions Corp., Jordan Company, and Astro Shapes, Inc., and Canadian and Mexican exporters, such as Caradon Indalex and Cuprum S.A. de C.V.

    Material Substitution

    A factor potentially affecting the Company's future operating performance is material substitution. Other materials, such as vinyl and rolled steel, may be used as substitutes for aluminum extrusions in certain markets and under certain circumstances. In recent years, vinyl, with its penetration of the residential window and door market, has been the most commonly used substitute for aluminum extrusions. Industry forecasts indicate that the movement away from aluminum in this market has slowed and that aluminum should essentially maintain its unit volume (though not its market share in the window and door market) through the end of the 1990's. In areas where the Company does significant business, such as window components for the modular and mobile home segments, which represented approximately 12% of pounds sold by the Company in 1998, vinyl is not a good substitute due to cost and strength limitations. Rolled steel may be another substitute for aluminum when aluminum costs rise to such an extent that rolled steel becomes a viable economic alternative for certain manufacturing needs. However, the Company estimates its participation in markets which may utilize rolled steel to be approximately 2% of the pounds sold by the Company in 1998. An increase in the use of substitutes for aluminum extrusions could have a material adverse effect on the financial condition and operations of the Company.

EMPLOYEES

    As of December 31, 1998, Wells employed 1,483 full time employees, 830 of whom are covered by collective bargaining agreements at five plant locations. These collective bargaining agreements are with local unions of the United Steel Workers of America, representing workers at two plant locations, the International

Brotherhood of Teamsters, representing workers at two plant locations, and the International Union of United Automobile, Aerospace and Agricultural Implement Workers (the "UAW"), representing workers at one plant location. The Company's collective bargaining agreements are independently negotiated at each plant location and expire on a staggered basis.

    The Company believes that its labor relationships with employees, union and non-union, are generally satisfactory. In 1998, the Company experienced a work stoppage at its North Liberty, Indiana facility, the only work stoppage in the last five years. In late February 1998, the Company's collective bargaining agreement with the local union of the UAW expired, and shortly thereafter, the local union initiated a work stoppage. In late March 1998, the Company and the local union of the UAW reached agreement on a new collective bargaining agreement. During the work stoppage, the Company operated the affected plant using salaried personnel from within the Company and temporary employees. The work stoppage did not have a material adverse effect on the financial performance of the Company. However, there can be no assurance that there will be no further work stoppages in the future. A future work stoppage could have a material adverse effect on the financial performance of the Company.

ENVIRONMENTAL MATTERS
---------------------

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

    In 1998, the Environmental Protection Division of the Georgia Department of Natural Resources approved the Company's work plan for the modification of its waste water treatment facilities at its Moultrie, Georgia facility. Under the work plan, which calls for the end of direct discharge of treated waste water and connection to the City of Moultrie sewer system, three settling ponds on the Company's property would be removed from services and their remaining structural components stabilized and capped in place. Phase 1 of the work plan, the reinforcement of pond berms, is scheduled to be completed in April 1999. Phase 2 of the work plan, the stabilizing and capping of the ponds, is scheduled to be completed in 2000. The total cost of the work plan will be approximately $2.1 million.

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

PATENTS AND TRADEMARKS
----------------------

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

                                                                  Site                    Facilities
                                                           ----- -------------       -------------------
         Location                Operations                Acres     Own/Lease       Sq. Ft.   Own/Lease
         --------                ----------                -----     ---------       -------   ---------

    Monett, Missouri          Extrusion, painting,          21.1     Owned           185,000    Owned
                              casting                        0.3     Leased

    Cassville, Missouri       Fabrication                    9.6     Owned            32,224    Owned
                                                             0.5     Owned

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

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    Wells held its annual meeting of stockholders on December 9, 1998 during which the stockholders voted on: (1) the election of eight directors of the Company to serve until the 1999 annual meeting of stockholders and until their respective successors are duly elected and qualified, (2) the ratification of an amendment to the Company's 1997 Stock Incentive Plan (the "Plan"), whereby the total number of options available under the Plan was increased from 65,000 to 75,650, and (3) the appointment of Ernst & Young LLP as the Company's auditors to serve at the discretion of the Board of Directors. The directors nominated and duly elected are Russell W. Kupiec, W. Russell Asher, Lynn F. Brown, Elizabeth Varley Camp, Todd Goodwin, Edward R. Heiser, Leo A. McCafferty, Jr. and Lewis W. van Amerongen. The stockholders approved all actions presented to them at the annual meeting.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

    Wells' common stock is not registered under the Securities Act of 1933, as amended, and is not traded on any organized securities market. In December 1998, the Board of Directors of the Company declared a cash dividend of $2.64 per share, or $1.9 million, to the holders of its common stock, which was paid in January 1999.

ITEM 6.    SELECTED FINANCIAL DATA

    The following table sets forth summary financial data with respect to Wells for the periods ended and as of the dates indicated. The summary historical financial data for the five years ended December 31, 1998 are derived from the audited financial statements of the Company. The following table should be read in conjunction with the Company's financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information included elsewhere herein. All amounts are in thousands.


                                                        Fiscal Year Ended December 31,
                                        -------------------------------------------------------------
Statement of Operations Data:               1998        1997         1996        1995         1994
                                        -----------  ----------   ----------  ----------   ----------
   Net sales ...........................$   251,191  $  267,349   $  228,161  $  232,555   $  197,991
   Cost of sales .......................    209,368     225,681      191,206     194,414      168,810
                                        -----------  ----------   ----------  ----------   ----------
   Gross profit ........................     41,823      41,668       36,955      38,141       29,181
   Selling, general and
     administrative expenses ...........     16,093      17,446       15,877      16,211       14,536
   Compensation from
     settlement of employee
     stock options .....................      --          4,070         --           --          --
                                        -----------  ----------   ----------  ----------   ----------
   Operating profit ....................     25,730      20,152       21,078      21,930       14,645
   Interest expense (a) ................     10,806       8,390        5,176       7,087        8,443
   Income taxes ........................      6,157       5,073        7,059       6,262        3,016
                                        -----------  ----------   ----------  ----------   ----------
   Earnings before extraordinary
     losses (b) ....................... $     8,767  $    6,689   $    8,843  $     8,581  $    3,186
                                        ===========  ==========   ==========  ===========  ==========

                                                             As of December 31,
Balance Sheet Data:                         1998        1997         1996        1995         1994
                                        -----------  ----------   ----------  ----------   ----------
   Cash and cash equivalents .......... $     7,619  $    5,352   $      277  $      342   $    1,827
   Working capital ....................      32,306      29,989       18,175      19,355       19,813
   Inventories ........................      20,394      20,209       19,838      19,972       24,665
   Property, plant and equipment, net..      28,276      27,269       26,723      26,489       28,241
   Total assets .......................     124,478     125,383      108,726     112,261      124,800
   Total indebtedness .................     105,000     105,000       40,091      51,683       69,064
   Total stockholders' equity .........     (12,779)    (16,068)      34,472      25,246       17,142

Notes to Selected Financial Data:

(a) Interest expense includes amortization of debt issuance costs of $622, $593, $495, $570 and $474 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively, and is net of interest income of $504 and $452 for the years ended December 31, 1998 and 1997.

(b) Earnings before extraordinary loss excludes an extraordinary loss of $1,292 (net of applicable income taxes of $826) on the refinancing of debt in 1997 and an extraordinary loss of $1,092 (net of applicable income taxes of $698) on the refinancing of debt in 1994.

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

Basis of Presentation

    The following discussion of financial condition and the results of operations for the years ended 1998, 1997 and 1996 is based on the historical, audited results achieved by the Company. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end. All amounts are in thousands except for per pound data.

    Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization of goodwill, and excludes LIFO charges or income, extraordinary items, charges for the capping of settling ponds, gain from the curtailment of a pension plan and compensation from settlement of employee stock options. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.


                                                                 1998                   1997                   1996
                                                          ---------------        ---------------        ----------------
    Statement of Operations Data:

    Net Sales - Products ................................$        247,662        $       235,467        $        208,634
    Net Sales - Metal ...................................           3,529                 31,882                  19,527
                                                          ---------------        ---------------        ----------------
        Net Sales .......................................         251,191                267,349                 228,161

    Cost of Sales - Products ............................         208,636                192,201                 173,988
    Cost of Sales - Metal ...............................           3,492                 31,409                  19,550
    LIFO Charges (Income) ...............................         (2,760)                  2,071                  (2,332)
                                                          ---------------        ---------------        ----------------
        Cost of Sales ...................................         209,368                225,681                 191,206

    Gross Profit ........................................          41,823                 41,668                  36,955
    Operating Profit ....................................          25,730                 20,152                  21,078
    Net Earnings ........................................           8,767                  5,397                   8,843


                                                                 1998                   1997                   1996
                                                          ---------------        ---------------        ----------------

    Other Measurement Data:

    Pounds of Product Shipped ........................... $       166,260        $       154,930         $       138,380

    Gross Sales - Products .............................. $       259,269                244,760                 217,764
    Gross Sales Price per Pound ..........................          1.559                  1.580                   1.574

    Adjusted EBITDA .....................................          26,765                 29,970                  22,285
    Adjusted EBITDA per Pound ...........................           0.161                  0.193                   0.161

    Average Market Price of Aluminum per Pound ..........           0.672                  0.775                   0.725
    Market Price of Aluminum per Pound at Period-End ....           0.599                  0.797                   0.736


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

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    The Company's net sales decreased to $251.2 million in 1998 from $ 267.3 million in 1997, a decrease of $16.1 million or 6.0%. Net sales - products increased to $247.7 million in 1998 from $235.5 million in 1997, an increase of $12.2 million or 5.2%. Gross sales of value added products increased $7.4 million, or 5.5%, to $142.2 in 1998 from $134.8 million in 1997. Gross sales of mill finished extrusions increased $7.0 million, or 6.4%, to $117.0 million in 1998 from $110.0 million in 1997. The gross sales price per pound declined by 1.3%, reflecting a higher percentage of mill finished sales as compared to value added sales, the effect of a decrease of $0.103 in the average market price per pound of aluminum, and a changing customer and product mix in value added sales, offset by an improved customer and product mix in mill finished sales.

    Pounds of product shipped increased 11.4 million pounds, or 7.4%, to 166.3 million in 1998 from 154.9 million pounds of product shipped in 1997. Shipments to commercial construction increased 2.2 million pounds, with increased shipments for several large architectural projects offsetting decreased shipments to the commercial door and window market. In residential construction, shipments increased 1.2 million pounds, reflecting increased shipments to suppliers to the mobile and manufactured home market counteracting decreased shipments to suppliers to the residential door and window market. Shipments to transportation increased 4.0 million pounds, with increased shipments to manufacturers of truck trailers, golf carts and utility vehicles and manufacturers of specialty automobile and truck accessories, offsetting declines in delivery van accounts. In consumer durables, shipments increased 2.1 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 1.0 million pounds, primarily due to decreased shipments to one specialty industrial account that was adversely impacted by a General Motors strike in 1998. The increase of
2.9 million pounds of shipments to distributors/other resulted mainly from increased shipments to distributors of specialty products serving the southeastern and midwestern markets and increased shipments to distributors in Puerto Rico serving the Caribbean basin.

    Cost of sales decreased to $209.4 million in 1998 from $225.7 million in 1997, a decrease of $16.3 million or 7.2%. Cost of sales - products increased to $208.6 million in 1998 from $192.2 million in 1997, an increase of $16.4 million or 8.5%. This increase resulted from a $8.8 million increase in operating costs and a $7.6 million increase in aluminum costs. Variable costs per pound increased to $0.442 in 1998 from $0.423 in 1997, a change of $0.019 per pound. This increase was primarily due to additional costs associated with a major upgrade of an extrusion press, the effect of a 4 1/2 week work stoppage at one plant location, additional overtime costs incurred in response to the increase in sales volume and the effect of initial lower productivity related to the use of temporary help and the hiring of new personnel.

    Gross profit increased to $41.8 million in 1998 from $41.7 million in 1997, an increase of $0.1 million or 0.2%.

    Selling, general and administrative expenses decreased to $16.1 million in 1998 from $21.5 million in 1997, a decrease of $5.4 million or 25.1%. This decrease is primarily attributable to a decrease in compensation expense of $5.4 million, of which $4.1 million related to the settlement of employee stock options as part of the Recapitalization (as defined herein) and $1.3 million related to reduced incentive compensation. A gain of $1.6 million from the curtailment of the Retirement Plan for Salaried Employees offsets an increase in costs of $1.6 million for environmental remediation.

    Operating profit increased to $25.7 million in 1998 from $20.2 million in 1997, an increase of $5.5 million or 27.2%.

    Interest expense, net of interest income, increased to $10.8 million in 1998 from $8.4 million in 1997, an increase of $2.4 million or 28.6%. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization, offset in part by an increase in interest income. Income tax expense increased to $6.2 million in 1998 from $5.1 million in 1997, an increase of $1.1 million, or 21.6%. The effective tax rates for the years ended December 31, 1998 and 1997 were 41.3% and 43.1%, respectively, which differed from the federal statutory rate of 35% due to the goodwill amortization and state income taxes.

    In 1997, the Company incurred an extraordinary loss of $1.3 million (net of applicable income taxes of $0.8 million) on the refinancing of debt related to the Recapitalization.

    As a result of the above factors, net earnings increased to $8.8 million in 1998 from $5.4 million in 1997, an increase of $3.4 million or 63.0%.

    Adjusted EBITDA, as previously defined herein, decreased to $26.8 million in 1998 from $30.0 million in 1997, a decrease of $3.2 million or 10.7%. The decline in Adjusted EBITDA consisted of a decrease in sales spread of $2.4 million and an increase in operating costs of $4.5 million, offset by $3.7 million from increased sales volume. The decrease in sales spread was affected by a continuing decrease in aluminum prices in 1998 since market indexed prices charged to customers declined more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound decreased $0.032 to $0.161 in 1998, reflecting both lower Adjusted EBITDA and increased pounds of product shipped.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

    The Company's net sales increased to $267.3 million in 1997 from $ 228.2 million in 1996, an increase of $39.1 million or 17.1%. Net sales - products increased to $235.5 million in 1997 from $208.6 million in 1996, an increase of $26.9 million or 12.9%. Gross sales of value added products increased $8.1 million, or 6.4%, to $134.8 in 1997 from $126.7 million in 1996. Gross sales of mill finished extrusions increased $18.9 million, or 20.7%, to $110.0 million in 1997 from $91.1 million in 1996. The gross sales price per pound increased by 0.4%, reflecting an increase of $0.051 in the average market price per pound of aluminum and an improved customer and product mix in value added sales, offset by the effect of a higher sales mix of mill finished extrusions.

    Pounds of product shipped increased 16.5 million pounds, or 11.9%, to 154.9 million in 1997 from 138.4 million pounds of product shipped in 1996. Shipments to commercial construction decreased 1.3 million pounds, resulting mainly from the loss of a curtain wall/store front account, the completion of a contract involving a bridge renovation project, and the loss of a commercial door account. In residential construction, shipments increased 2.3 million pounds as a result of increased shipments to door and window manufacturers and to suppliers to the mobile and manufactured home market despite a decision to shift capacity to the more profitable distributor market. Shipments to transportation increased 7.8 million pounds, due to increased shipments to major truck, utility vehicle and trailer manufacturers. In consumer durables, shipments decreased 1.0 million pounds, resulting mainly from decreased shipments to manufacturers of pleasure boats and other consumer durable products, offset in part by increased shipments to office furniture manufacturers. Shipments to equipment/electrical increased 2.0 million pounds due to the continuing strong performance of several niche accounts, particularly manufacturers of electrical products. The increase of 6.7 million pounds of shipments to distributors/other resulted mainly from continuing sales efforts to increase custom extrusion business with select distributors, including a Puerto Rico based distributor who is expanding throughout the Caribbean basin.

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

    Interest expense, net of interest income, increased to $8.4 million in 1997 from $5.2 million in 1996, an increase of $3.2 million or 61.5%. This increase was mainly attributable to the increase in debt outstanding and higher effective interest rates as a result of the Recapitalization, offset in part by an increase in interest income. Income tax expense decreased to $5.1 million in 1997 from $7.1 million in 1996, a decrease of $2.0 million or 28.2%. The effective tax rates for the years ended December 31, 1997 and 1996 were 43% and 44%, respectively, which differed from the federal statutory rate of 35% due to the goodwill amortization and state income taxes.

    In 1997, the Company incurred an extraordinary loss of $1.3 million (net of applicable income taxes of $0.8 million) on the refinancing of debt related to the Recapitalization.

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

    As of December 31, 1998, the Company had $105 million of New Notes (as defined herein) outstanding and no borrowings under the New Credit Facility (as defined herein). The significant indebtedness incurred by the Company as a result of the Recapitalization has several important consequences, the foremost being that interest expense is substantially higher than prior to the Recapitalization. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including pursuant to the New Notes and the Indenture (under which the New Notes were issued), will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

    The Company currently believes that cash flow from operating activities, together with borrowings available under the New Credit Facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

  Cash Flows from Operating Activities

    Cash provided by operations in 1998, 1997 and 1996 was $8.7 million, $5.3 million and $14.1 million, respectively. In 1998, cash flow increased primarily because of improved net earnings and continued emphasis on working capital management, particularly accounts receivable and inventories. In addition, cash flow increased as a result of decreases in accounts receivable and inventories from decreased aluminum prices despite the increased level of business activity. In 1997, cash flow decreased primarily as a result of reduced net earnings, reflecting the non-recurring compensation charge and increased interest costs. In addition, cash flow decreased as a result of increases in accounts receivable and inventories resulting from increased levels of business activity and increased aluminum prices. In 1996, cash flow increased reflecting a modest improvement in profit performance and continued emphasis on working capital management.

    Total working capital (excluding current portion of long-term debt) at December 31, 1998, 1997 and 1996 was $32.3 million, $30.0 million and $18.2 million, respectively. In 1998, cash and cash equivalents increased $2.3 million to $7.6 million. Decreases in current assets of $1.1 million were offset by larger decreases in current liabilities, particularly accounts payable relating to metal purchases. In 1997, cash and cash equivalents increased $5.1 million to $5.4 million due in part to the terms and conditions of the Notes (as defined herein) outstanding (see Cash Flows from Financing Activities). Increases in other working capital accounts reflected the impact of increased business activity, the effect of rising aluminum prices, and the change in timing of interest payments. In 1996, lower aluminum prices and inventory levels resulted in slightly lower working capital requirement than 1995.

  Cash Flows from Investing Activities

    Expenditures for property, plant and equipment in 1998, 1997 and 1996 were $3.3 million, $3.0 million and $2.6 million, respectively. During the last three years, the Company has successfully increased its casting capacity by 15% and capacities on two extrusion presses by an average of 11% without the acquisition of expensive new equipment. The Company also made investments in CNC mills, benders, saws and presses to increase its fabrication capabilities. The Company anticipates that expenditures for property, plant and equipment will approach $4.0 million in 1999 and will average $3.5 million per annum for the years 2000 through 2003. The Company plans to update and modernize two extrusion presses per year, including the installation of advanced isothermal extrusion control equipment, where cost justified. The Company expects to increase extrusion capacity by 10% per press and reduce scrap generated in the process by 1.5%. Approximately $1.0 million of the annual expenditure for the years 1999-2003 is expected to be used for maintenance capital with the remainder invested in productivity improvements and capacity enhancements.

  Cash Flows from Financing Activities

    Cash used in financing activities was $3.1 million in 1998 as compared to cash provided by financing activities of $2.8 million in 1997 and cash used in financing activities of $11.6 million in 1996. Cash used in financing activities in 1998 included the repurchase of common stock (as described herein). Cash used in financing activities in 1996 reduced borrowings under the Old Credit Facility (as defined herein).

    On May 28, 1997, the Company issued and sold $105.0 million principal amount of 10.125% Series A Senior Notes (the "Notes") due 2005. The Company is required to make semi-annual payments of interest on the Notes on June 1 and December 1 of each year. As of May 28, 1997, the Company used a portion of the proceeds from the issuance of the Notes to repay an existing credit facility (the "Old Credit Facility") of $21.2 million outstanding (including accrued interest and agency fees) and to retire its $16.3 million (including accrued interest and a prepayment penalty for the early retirement of debt) of 14.125% Senior Subordinated Notes due 2001 (the "Subordinated Notes"). Upon the issuance of the Notes, the Company entered into a new credit facility (the "New Credit
Facility"), which provides a $15.0 million secured line of revolving credit maturing on the last business day of June 2002. Under the New Credit Facility, the Company is required to make payments of interest on a monthly or quarterly basis. As of December 31, 1998 and 1997, there were no loans outstanding under the New Credit Facility.

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

    In October 1998, the Company entered into a Stock Purchase Agreement to repurchase all of the shares of Class A common stock of the Company owned by CVG Industria Venezolana de Aluminio, C.A. ("Venalum") for an aggregate purchase price of $3.1 million. On November 13, 1998, the repurchase was completed, and as of that date, Venalum no longer owned any shares of common stock of the Company.

Declaration of Cash Dividend

    On December 9, 1998, the Board of Directors of the Company declared a cash dividend of $2.64 per share of Class A common stock, or $1.9 million, to the holders of its Class A common stock, which was paid on January 12, 1999.

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

    At December 31, 1998, the Company was party to $18.8 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between January 1999 and December 1999, covering 30.9 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The market value of these aluminum futures contracts at December 31, 1998 was $17.5 million. The Company does not engage in any speculative trading of aluminum futures contracts.

LIFO Adjustment and Inflation

  The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the years ended December 31, 1998, 1997 and 1996.

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

    The Company has completed an evaluation of its centralized main computer system and related software and manufacturing equipment and facilities and has determined that this system and the software and the manufacturing equipment and facilities are compliant with the Year 2000 requirements. The Company is in the process of evaluating its other computer systems, microprocessors, EDI systems and other computer based applications for Year 2000 compliance. The Company expects to complete any required Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that with modifications to existing software and conversions to new systems, where required, the Year 2000 issue will not pose significant operational problems for its computer systems, manufacturing equipment or facilities. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

    The Company is contacting vendors and customers to determine the extent to which the Company's interface systems are vulnerable to the failure of such companies to remediate their own Year 2000 issues. There is no guarantee that the systems of the Company's vendors and customers on which the Company's systems rely will be modified or converted on a timely basis by such companies and that such Year 2000 issues would not have an adverse effect on the Company's systems.

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

    Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. The Company does not believe the remaining phases would significantly impact the Company's ability to take customer orders, manufacture and ship products, invoice customers or collect payments. However, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    Except as described above, the Company has not developed a contingency plan for the reasonably likely worst case scenario concerning the Year 2000 issue. If a Year 2000 problem were to occur that the Company could not successfully resolve, it could have a material adverse effect on the results of operations and financial condition of the Company.

Termination of Retirement Plan for Salaried Employees

    In 1998, as disclosed herein, the Company recorded a gain of $1.6 million related to the curtailment of the Retirement Plan for Salaried Employees. In 1999, the Company expects to record expense of approximately $1.1 million associated with settling the Retirement Plan for Salaried Employees.

Commitments and Contingencies

    At December 31, 1998, the Company has commitments with eleven North American suppliers to purchase 101.4 million pounds of primary aluminum and aluminum billet from January 1999 through December 1999 at current market prices at the specified delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See "Item 1. Business - Pricing and Hedging Programs" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Contracts and Forward Sales Contracts."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements


                                                                                           Page
                                                                                           ----

Report of Independent Auditors ..............................................................22
Balance Sheets as of December 31, 1998 and 1997 .............................................23
Statements of Operations for the years ended December 31, 1998, 1997 and 1996 ...............24
Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996 .....25
Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 ...............26
Notes to Financial Statements ...............................................................27
Schedule II -- Valuation and Qualifying Accounts ............................................40


                         Report of Independent Auditors



The Board of Directors
Wells Aluminum Corporation

    We have audited the balance sheets of Wells Aluminum Corporation (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Aluminum Corporation as of December 31, 1998 and 1997, and the results of operations and its cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP

March 19, 1999
Baltimore, Maryland

                                  WELLS ALUMINUM CORPORATION

                                        BALANCE SHEETS

                                    (Dollars in Thousands)


                                                                                December 31,
                                                                           ---------------------
                                                                              1998        1997
                                                                           ----------  ---------
                                        Assets
                                        ------
Current assets:
    Cash and cash equivalents .............................................$    7,619  $   5,352
    Accounts receivable, principally trade, less allowances of $442
          and $825                                                             26,213     30,599
    Inventories ...........................................................    20,394     20,209
    Other current assets ..................................................     2,319      1,444
        Total current assets ..............................................    56,545     57,604
Property, plant and equipment, at cost less accumulated depreciation ......    28,276     27,269
Debt issuance costs, net of accumulated amortization of  $984 and $362 ....     3,765      4,387
Goodwill, net of accumulated amortization of $13,662 and $12,474 ..........    33,362     34,550
Other assets ..............................................................     2,530      1,573
                                                                           ----------  ---------
        Total assets ......................................................$  124,478  $ 125,383
                                                                           ==========  =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable, principally trade ...................................$   14,186  $  20,253
    Accrued expenses ......................................................    10,053      7,362
                                                                           ----------  ---------
        Total current liabilities .........................................    24,239     27,615
Long-term debt, less current portion ......................................   105,000    105,000
Deferred income taxes .....................................................     5,446      5,804
Deferred benefit plan obligations .........................................     2,572      3,032
                                                                           ----------  ---------
        Total liabilities .................................................   137,257    141,451
                                                                           ----------  ---------
Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 shares
        authorized, 728,642.5 and 909,005.0 shares issued .................         7          9
    Additional paid-in capital ............................................        --      1,215
    Accumulated deficit ...................................................   (11,811)   (16,805)
    Additional minimum pension liability ..................................      (975)      (487)
                                                                           ----------   --------
        Total stockholders' equity ........................................   (12,779)   (16,068)
                                                                           ----------   --------
        Total liabilities and stockholders' equity ........................$  124,478   $125,383
                                                                           ==========   ========

  See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                            STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)


                                                                     Year Ended December 31,
                                                           ----------------------------------------
                                                                 1998          1997        1996
                                                           --------------  ------------  ----------
Net sales .................................................$      251,191  $    267,349  $  228,161

Cost of sales .............................................       209,368       225,681     191,206
                                                           --------------  ------------  ----------
Gross profit ..............................................        41,823        41,668      36,955

Selling, general and administrative expenses ..............        16,093        17,446      15,877

Compensation from settlement of employee stock options ....            --         4,070          --
                                                           --------------  ------------  ----------
Operating profit ..........................................        25,730        20,152      21,078

Interest expense, net of interest income ..................        10,806         8,390       5,176
                                                           --------------  ------------  ----------

Earnings before income taxes and extraordinary item .......        14,924        11,762      15,902

Income taxes ..............................................         6,157         5,073       7,059
                                                           --------------  ------------  ----------
Earnings before extraordinary item ........................         8,767         6,689       8,843

Extraordinary loss on refinancing of debt,
    net of  applicable income taxes of $826 ...............            --        (1,292)         --
                                                           --------------  ------------  ----------
Net earnings ..............................................$        8,767  $      5,397  $    8,843
                                                           ==============  ============  ==========

See accompanying notes.

                                  WELLS ALUMINUM CORPORATION

                              STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (Dollars in Thousands)


                                                               Accumu-      Additional
                                                 Additional     lated        Minimum
                                     Common       Paid-In      Earnings      Pension
                                      Stock       Capital      (Deficit)     Liability     Total
                                   -----------  ------------  -----------  ------------  ----------
Balance at December 31, 1995 ...    $     9     $     24,360  $     1,722  $      (845)  $   25,246
                                   -----------  ------------  -----------  ------------  ----------
    Net earnings for 1996.......            --            --        8,843            --       8,843
    Change in additional minimum
        pension liability, net
        of tax .................            --            --           --           353         353
                                   -----------  ------------  -----------  ------------  ----------
    Comprehensive income
        (expense) ..............            --            --        8,843           353       9,196
    Exercise of stock options ..            --            30           --            --          30
                                   -----------  ------------  -----------  ------------  ----------
Balance at December 31, 1996 ...             9        24,390       10,565         (492)      34,472
                                   -----------  ------------  -----------  ------------  ----------
    Net earnings for 1997 ......            --            --        5,397            --       5,397
    Change in additional minimum
        pension liability, net of
        tax.....................            --            --           --             5           5
                                   -----------  ------------  -----------  ------------  ----------
    Comprehensive income
        (expense) ..............            --            --        5,397             5       5,402
    Dividend declared ..........            --       (24,390)     (31,600)           --     (55,990)
    Repurchase of common stock .            (2)          (48)      (1,167)           --      (1,217)
    Settlement of stock options.             2         1,263           --            --       1,265
                                   -----------  ------------  -----------  ------------  ----------
Balance at December 31, 1997 ...             9         1,215      (16,805)         (487)    (16,068)
                                   -----------  ------------  -----------  ------------  ----------
    Net earnings for 1998 ......            --            --        8,767            -        8,767
    Change in additional minimum
        pension liability, net
        of tax ..................           --            --           --          (488)       (488)
                                   -----------  ------------  -----------  ------------  ----------
    Comprehensive income
        (expense)...............            --            --        8,767          (488)      8,279
    Repurchase of common stock .            (2)         (241)      (2,823)           --      (3,066)
    Dividend declared ..........            --          (974)        (950)           --      (1,924)
                                   -----------  ------------  -----------  ------------  ----------
Balance at December 31, 1998 ...   $         7  $        --   $   (11,811) $       (975) $  (12,779)
                                   ===========  ============  ===========  ============  ==========

  See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)


                                                                  Year Ended December 31,
                                                              1998          1997          1996
                                                         ------------  -------------  ------------
Operating activities:

Net earnings ..........................................  $      8,767  $       5,397   $     8,843

Adjustments  to  reconcile  net  earnings  to net  cash
    provided  by  operating activities:
        Depreciation and amortization .................         4,130          4,270         4,034
        Settlement of employee stock options ..........            --          1,263            --
        Deferred income taxes .........................          (278)            30          (704)
        Extraordinary loss on refinancing of debt .....            --          1,292            --
        Changes in operating assets and liabilities:
            Accounts receivable, net ..................         4,386         (8,320)        2,362
            Inventories ...............................          (185)          (371)          134
            Accounts payable and accrued expenses .....        (5,825)         2,471          (930)
            Other assets and liabilities ..............        (2,328)          (728)          348
                                                         ------------  -------------  ------------
Net cash provided by operating activities .............         8,667          5,304        14,087
                                                         ------------  -------------  ------------
Investing activities:

Purchase of property, plant and equipment .............        (3,334)        (3,035)       (2,589)
                                                         ------------  -------------  ------------
Net cash used in investing activities .................        (3,334)        (3,035)       (2,589)
                                                         ------------  -------------  ------------
Financing activities:

Principal payments on long-term debt ..................            --        (69,791)      (93,793)
Proceeds from long-term debt ..........................            --        134,700        82,200
Payment of debt issuance costs ........................            --         (4,749)           --
Proceeds from the exercise of stock options ...........            --             --            30
Payment  of cash dividend .............................            --        (55,990)           --
Prepayment penalty on early retirement of debt ........            --           (149)           --
Purchase of common stock ..............................        (3,066)        (1,215)           --
                                                         ------------  -------------  ------------
Net cash (used in) provided by financing activities ...        (3,066)         2,806       (11,563)
                                                         ------------  -------------  ------------

Net increase (decrease) in cash and cash equivalents ..         2,267          5,075           (65)
Cash and cash equivalents at beginning of year ........         5,352            277           342
                                                         ------------  -------------  ------------
Cash and cash equivalents at end of year ..............  $      7,619  $       5,352  $        277
                                                         ============  ============== ============

  See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including building/construction, transportation, durable goods and equipment/electrical. Gibbons, Goodwin, van Amerongen ("GGvA") is the sole general partner of Wells Holdings Limited Partnership, which currently owns 76.7% of the outstanding shares of the Company's common stock.

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

Inventories

    The aluminum component of inventories, representing 67% and 68% of total inventories at December 31, 1998 and 1997, respectively, is stated at the lower of cost or market, using the last-in, first-out method (LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market using the weighted average cost method.

Property, Plant and Equipment

    Property, plant and equipment is stated at cost. Maintenance and repairs are charged to operations when incurred, while expenditures having the effect of extending the useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $2,321,000, $2,489,000 and $2,351,000, respectively.

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

Credit Risk

    The Company is potentially subject to concentrations of credit risk with accounts receivable and futures contracts. Although the Company has a diverse customer base, 31% and 34% of the accounts receivable balance was due in aggregate from five customers as of December 31, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of customers and does not require collateral for accounts receivable. The Company evaluates the creditworthiness of the counterparties to the futures contracts and considers nonperformance risk to be remote.

Pension Plans and Other Postretirement Benefits

    The Company is in the process of terminating its defined benefit pension plan for salaried employees, with benefits under the plan curtailed effective September 30, 1998. The Company plans to implement a defined contribution plan for salaried employees, with benefits retroactive to January 1, 1999.

    The Company sponsors several defined benefit pension plans covering substantially all employees. The Company uses the "projected unit credit" actuarial method for financial reporting purposes and the "entry age normal" actuarial method for funding purposes.

    The Company has historically provided postretirement medical insurance and life insurance benefits (primarily for salaried employees). The Company accounts for postretirement benefits by accruing such benefits during the employees' years of service.

Forward Sales Contracts and Futures Contracts

    In the normal course of business, the Company enters into forward sales contracts with certain customers for the sale of fixed quantities of extruded aluminum at scheduled intervals whereby the cost of the aluminum component of the contract is fixed for the duration of the contract, based on market price at the inception of the contract. In order to hedge its exposure to aluminum price volatility under these forward sales contracts, the Company enters into aluminum futures contracts to purchase aluminum, based on scheduled deliveries under the forward sales contracts. Gains and losses on futures contracts designated and effective as hedges of aluminum price exposure are recorded as adjustments to the cost of inventory. If it becomes probable that the anticipated transaction will not occur as expected, the deferred gain or loss on the hedging transaction applicable to the portion of the transaction that will not occur will be recognized in income currently.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 1999. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings.

    The Company has not yet determined when it will adopt SFAS No. 133, although early adoption is considered possible. The Company has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

Related Party Transactions

    During the years ended December 31, 1998, 1997 and 1996, the Company purchased aluminum from CVG Industria Venezolana de Aluminio C.A. ("Venalum"), previously an owner of 180,362.5 shares of Class A common stock, with total amounts purchased of $5,371,000, $69,606,000 and $69,288,000, respectively.
Amounts payable to Venalum at December 31, 1997 were $6,344,000.

    In 1987, the Company entered into an agreement with GGvA, pursuant to which GGvA provides financial advisory and other services to the Company. For such services, GGvA was paid an annual retainer of $250,000 in 1996 and 1997, and $350,000 in 1998, plus reimbursement for its out-of-pocket expenses. In addition, GGvA received a fee of $500,000 for financial advisory and other services in connection with the Recapitalization (as herein defined) in 1997.

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

Business Segments

    In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted effective December 31, 1998, and requires, among other things, that the Company provide financial and descriptive information about its operating segments. Under SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operating decision maker deciding how to allocate resources and in assessing performance. The Company has evaluated the adoption of the new standard and has concluded that it has only one reportable operating segment.

                           WELLS ALUMINUM CORPORATION

Business Segments (Continued)

    In  1998  and  1997,  one  customer,   Navistar  International  Corporation,
accounted for 10.4% and 9.6%, respectively, of the Company's gross sales measured in dollars.

2.  Inventories

    A summary of inventories at December 31 follows (dollars in thousands):

                                                                        1998          1997
                                                                  --------------   ------------
       Cost for aluminum and FIFO cost for other components:
           Raw materials .........................................$       10,233   $     11,840
           Finished goods and work-in-process ....................         9,589         10,658
           Supplies ..............................................           572            471
                                                                  --------------   ------------
                                                                  $       20,394   $     22,969
           Less LIFO reserve .....................................            --         (2,760)
                                                                  --------------   ------------
                                                                  $       20,394   $     20,209
                                                                  ==============   ============

3.  Property, Plant and Equipment

    A summary of property, plant and equipment at December 31 follows (dollars in thousands):

                                                                        1998          1997
                                                                  --------------   ------------
           Land ..................................................$          816   $        816
           Buildings and improvements .............................        9,138          9,075
           Machinery and equipment ................................       50,304         45,847
           Construction in progress ...............................          576          1,848
                                                                  --------------   ------------
                                                                          60,834         57,586
           Less accumulated depreciation ..........................      (32,558)       (30,317)
                                                                  --------------   ------------
                                                                   $      28,276   $     27,269
                                                                  ==============   ============

4.  Recapitalization

    On May 5, 1997, 125,000 shares of Class B common stock were converted to 125,000 shares of Class A common stock, increasing the total shares of Class A common stock outstanding to 903,062.5.

    In May 1997, the Company issued and sold $105,000,000 principal amount of 10.125% Series A Senior Notes ("Series A Notes") due 2005. In connection with the consummation of the issuance and sale of the Notes, the Company repaid existing indebtedness and entered into a new bank credit facility (see Note 8 herein) providing a secured working capital line of $15,000,000, which matures in 2002.

    The offering of the Series A Notes, the repayment of $20,992,000 of indebtedness under an old bank credit facility, the retirement of $15,000,000 of 14.125% Senior Subordinated Notes ("Subordinated Notes") due 2001, and the entering into of a new bank credit facility were part of an overall
recapitalization   of  the   Company   ("Recapitalization").   As  part  of  the
Recapitalization, the Company used a substantial portion of the proceeds received from the issuance and sale of the Series A Notes to pay a special cash dividend to holders of its common

                           WELLS ALUMINUM CORPORATION

4.  Recapitalization (Continued)

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

5.  Repurchase of Common Stock

    In October 1998, the Company entered into a Stock Purchase Agreement to repurchase all of the shares of Class A common stock of the Company owned by Venalum for an aggregate purchase price of $3.1 million. On November 13, 1998, the repurchase was completed, and as of that date, Venalum no longer owned any shares of common stock of the Company.

    At December 31, 1998, there were 728,642.5 shares of Class A common stock outstanding.

6.  Declaration of Cash Dividend

    On December 9, 1998, the Board of Directors of the Company declared a cash dividend of $2.64 per share of Class A common stock, or $1.9 million, to the holders of its common stock, which was paid on January 12, 1999.

7.  Accrued Expenses

    A summary of accrued expenses at December 31 follows (dollars in thousands):



                                                                       1998           1997
                                                                   ------------   ------------
   Interest................................................        $        900   $        886
   Salaries, wages and other compensation..................               1,160          3,697
   Environmental remediation...............................               2,100            ---
   Unrealized loss on futures contracts....................               1,280            ---
   Cash dividend on common stock...........................               1,924            ---
   Other...................................................               2,689          2,779
                                                                   ------------   ------------
                                                                   $     10,053   $      7,362
                                                                   ============   ============

                           WELLS ALUMINUM CORPORATION

8.  Long-Term Debt

    A summary of long-term debt at December 31 follows (dollars in thousands):

                                                                                     1998            1997
                                                                                --------------  -------------
         Credit agreement:
             Revolving loan facility.......................................     $          --   $           --
         Senior notes:
             10.125% Series B senior notes (see Note 4)....................            105,000         105,000
                                                                                --------------   -------------
                                                                                       105,000         105,000
             Less current portion                                                           --              --
                                                                                --------------   -------------
                                                                                $      105,000   $     105,000
                                                                                ==============   =============

    Aggregate maturities of long-term debt for each of the five years succeeding December 31, 1998 are $0.

    Credit Agreement

    In December 1994, the Company entered into a $62,000,000 credit agreement ("1994 Credit Agreement") with Banque Indosuez (now known as Credit Agricole Indosuez), New York Branch ("Agent"). In May 1997, the Company entered into a $15,000,000 credit agreement ("1997 Credit Agreement") with Credit Agricole Indosuez by amending and restating the 1994 Credit Agreement.

    The 1994 Credit Agreement with the Agent consisted of 1) a $22,000,000 working capital line of credit ("1994 Revolving Loan Facility"), which would mature on December 31, 2000, 2) a $33,000,000 term loan ("Term A Loan"), which would mature on December 31, 2000, and 3) a $7,000,000 term loan ("Term B Loan"), which would mature on March 31, 2001. The proceeds under the 1994 Credit Agreement were used to refinance existing debt.

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

    The Term A Loan required quarterly principal payments of $1,375,000, through December 31, 2000 and was subject to interest, at the Company's option, at either 1.5% over the Agent's prime lending rate or 2.75% over LIBOR. On or after January 1, 1996, either rate was subject to a reduction of 0.25% or 0.50% if the Company met certain financial criteria stated in the 1994 Credit Agreement. The Company met these financial criteria and as such the interest rates were reduced by 0.25%. In May 1997, the remaining balance due under the Term A Loan was paid in full as part of the Recapitalization. As a consequence of retiring the Term A Loan, the Company recorded an extraordinary loss of $555,000, consisting of $910,000 of unamortized costs, net of an income tax benefit of $355,000.

                           WELLS ALUMINUM CORPORATION

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

    The 1997 Credit Agreement contains numerous covenants, including: (a) a limitation on the payment of dividends or the repurchase of common stock; (b) a restriction on redemption or purchase of any indebtedness or the alteration of terms of any indebtedness; (c) a restriction on the incurrence of future indebtedness, capital expenditures, investments, liens, transactions with affiliates and disposition of assets; and (d) the maintenance of specified financial rations and minimum net worth. The Company was in compliance with these covenants at December 31, 1998.

    The Company's obligations under the 1997 Credit Agreement are secured by substantially all of the Company's inventories and accounts receivable. No borrowings were outstanding under the 1997 Credit Agreement as of December 31, 1998.

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

                           WELLS ALUMINUM CORPORATION

9.  Interest Expense, Net of Interest Income

    A summary of interest expense, net of interest income, for the years ended December 31 follows (dollars in thousands):


                                                            1998           1997          1996
                                                     ---------------- -------------- -------------
       Interest expense .............................$         10,688 $        8,249 $       4,681
       Amortization of debt issuance costs ..........             622            593           495
                                                     ---------------- -------------- -------------
                                                               11,310          8,842         5,176
       Interest income ..............................            (504)          (452)           --
                                                     ---------------- -------------- -------------
       Interest expense, net of interest income......$         10,806 $        8,390 $       5,176
                                                     ================ ============== =============


    Cash paid for interest amounted to $10,674,000, $8,375,000 and $5,015,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10. Financial Instruments

    Statement of Financial Accounting Standard No. 107, Disclosures about Fair Values of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value reported in the balance sheets for cash, accounts receivable and accounts payable approximate their fair values. The carrying value for long-term debt as of December 31, 1998 was $98,175,000 whereas the carrying value of long-term debt as of December 31, 1997 approximated its fair value.

11. Income Taxes

    Significant components of deferred tax liabilities and assets at December 31 follow (dollars in thousands):

                                                                         1998          1997
                                                                  ---------------- -------------
       Deferred tax liabilities:
           Property, plant and equipment .........................$          6,281 $       6,372
           Inventory .............................................             167           237
                                                                  ---------------- -------------
       Total deferred tax liabilities ............................           6,448         6,609
                                                                  ---------------- -------------
       Deferred tax assets:
           Pension and benefit plan liabilities ..................              17           568
           Accrued liabilities ...................................             318           319
           Environmental remediation .............................             819            --
           Allowance for doubtful accounts .......................             172           322
                                                                  ---------------- -------------
       Total deferred tax assets .................................           1,326         1,209
                                                                  ---------------- -------------
       Net deferred tax liabilities ..............................$          5,122 $       5,400
                                                                  ================ =============

    Deferred income taxes are included in the Balance Sheets in other current assets and deferred income taxes. For the years ended December 31, 1998 and 1997, there was no valuation allowance for any deferred tax assets.

                           WELLS ALUMINUM CORPORATION

    A reconciliation of the statutory income tax to the income tax expense included in the Statements of Operations for the years ended December 31 follows (dollars in thousands):


                                                                 1998           1997          1996
                                                          ----------------  -------------  ------------
           Income tax expense calculated at the statutory
               federal income tax rate ..................  $         5,224  $       4,117  $      5,566
           Amortization of goodwill ......................             416            416           416
           State taxes, net of federal benefits ..........             644            518           683
           Prior years' income taxes .....................              --             --           313
           Other .........................................            (127)            22            81
                                                          ----------------  -------------  ------------
           Income tax expense ............................ $         6,157  $       5,073  $      7,059
                                                          ================  =============  ============

                                                                 1998           1997          1996
                                                          ----------------  -------------  ------------
           Current taxes ................................. $         6,435  $       5,043  $      7,763
           Deferred taxes ................................            (278)            30          (704)
                                                          ----------------  -------------  ------------
           Income tax expense ............................ $         6,157  $       5,073  $      7,059
                                                          ================  =============  ============

    Cash paid for federal and state income taxes amounted to $4,575,000, $4,490,000 and $6,883,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

12. Leases

    The Company leases various facilities and equipment under short-term rental and operating lease agreements. Rent expense under these agreements amounted to $1,760,000, $1,752,000 and $1,496,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Future minimum payments under noncancellable operating leases as of December 31, 1998 are: $1,176,000 in 1999, $866,000 in 2000, $580,000 in 2001, $319,000 in 2002, $254,000 in 2003 and $573,000
thereafter.

13. Pension Plans and Other Postretirement Benefits

    The Company is in the process of terminating its defined benefit pension plan for salaried employees, with the curtailment of benefits effective
September 30, 1998. The Company plans to implement a defined contribution retirement plan for salaried employees, with benefits retroactive to January 1, 1999.

    The following table sets forth the funded status of the defined benefit and postretirement plans, and amounts recognized in the Balance Sheet (thousands of dollars). Assets of the defined benefit pension plans consist principally of equity securities, debt securities, mutual funds and cash equivalents. Defined postretirement benefits consist of unfunded health care plans that provide certain postretirement medical and life insurance benefits for employees (primarily salaried employees) who retire under certain eligibility requirements. The postretirement benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

                           WELLS ALUMINUM CORPORATION


                                        Pension Benefits: Plans         Other Postretirement
                                          in the United States           Benefits: All Plans
                                          --------------------         ----------------------
                                             1998        1997              1998        1997
                                          ----------  ---------        ----------  -----------
    Change in Benefit Obligation:
      Benefit obligation at beginning of
          year ..........................$    15,661   $ 12,657        $    3,821  $     3,124
      Service cost ......................        832        803               239          183
      Interest cost  ....................      1,030      1,005               247          243
      Participants' contributions .......         --         --                49           --
      Actuarial (gains) losses ..........      1,802      1,687               (73)         358
      Benefit payments ..................       (616)      (491)              (93)         (87)
      Plan amendments ...................         --         --                54           --
      Curtailment (gains) losses ........     (2,190)        --                --           --
      Settlements .......................     (2,228)        --                --           --
                                          ----------  ---------        ----------  -----------
      Benefit obligation at end of year.. $   14,291  $  15,661        $    4,244  $     3,821
                                          ==========  =========        ==========  ===========

    Change in Plan Assets:
      Fair value of plan assets at
          beginning of year ............  $   13,142  $   9,710                --           --
      Actual return on plan assets .....       1,476      1,072                --           --
      Employer contributions ...........       2,825      2,850                --           --
      Benefit payments .................        (616)      (491)               --           --
      Settlements ......................      (2,228)        --                --           --
                                          ----------  ---------        ----------  -----------
      Fair value of plan assets at
          end of year ..................  $   14,599  $  13,141                --           --
                                          ==========  =========        ==========  ===========

    Funded Status:
      Funded status at end of year ....   $       30  $   2,520)       $   (4,244) $    (3,821)
      Unrecognized net actuarial
          (gain) loss ..................       2,220      1,705              (209)        (148)
      Unrecognized prior service cost ..       1,132      1,070                50           --
      Unrecognized net asset at date of
          adoption, net of amortization.          --         --             2,300        2,444
                                          ----------  ---------        ----------  -----------
      Prepaid (accrued) benefit cost..    $    3,660  $     255        $   (2,103) $    (1,525)
                                          ==========  =========        ==========  ===========
    Amounts Recognized in the
      Balance Sheet:
      Prepaid benefit cost ...........    $    2,287  $      --                --           --
      Accrued benefit liability ......          (469)    (1,192)           (2,103)      (1,525)
      Intangible asset  ..............           243        648                --           --
      Accumulated other comprehensive
          income .....................         1,599        799                --           --
                                          ----------  ---------        ----------  -----------
      Net amount recognized...........    $    3,660  $     255        $   (2,103) $    (1,525)
                                          ==========  =========        ==========  ===========

                           WELLS ALUMINUM CORPORATION

13. Pension Plans and Other Postretirement Benefits (Continued)

    The net periodic benefit cost related to the defined benefit pension plans included the following components (dollars in thousands):


                                                     Pension Benefits: Plans in the United States
                                                     --------------------------------------------
                                                           1998            1997          1996
                                                     ---------------  -------------  ------------
       Service cost .................................$           832  $         803  $        825
       Interest cost ................................          1,030          1,005           884
       Expected return on plan assets ...............         (1,031)          (836)         (702)
       Amortization of prior service cost ...........            132            118            95
       Recognized actuarial (gain) loss .............             21             20            44
                                                     ---------------  -------------  ------------
       Net periodic benefit cost ....................            984          1,110         1,146
       Curtailment (gain) loss ......................         (1,724)            --            --
       Settlement (gain) loss .......................            160             --            --
                                                     ---------------  -------------  ------------
       Net period benefit cost after curtailments and
           settlements ..............................$          (580) $       1,110  $      1,146
                                                     ===============  =============  ============

       Weighted average assumptions as of December 31:
         Discount rate ..............................          6.75%          7.25%         7.75%
         Expected return on plan assets .............          8.00           8.00          8.00
         Rate of compensation increase ..............            --           4.50          4.50

    The net periodic benefit cost related to the defined benefit postretirement plans included the following components (dollars in thousands):


                                                     Other Postretirement Benefits: All Plans
                                                     ----------------------------------------
                                                          1998          1997          1996
                                                     ------------ --------------- -----------
       Service cost .................................$        239 $           183 $       186
       Interest cost .................................        247              24         220
       Amortization of transition obligation .........        144             144         144
       Amortization of prior service cost ............          4              --          --
       Amortization of net actuarial (gain) loss .....        (12)             (2)         --
                                                     ------------ --------------- -----------
       Net periodic benefit cost ....................$        622 $           568 $       550
                                                     ============ =============== ===========
       Weighted average assumptions as of December 31:
         Discount rate ...............................      6.75%           7.25%       7.75%

    The health care cost trend rate used to determine the postretirement benefit obligation was 7.0% for 1998, decreasing gradually to an ultimate rate of 5.0% in 2001 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The effect of a one-percentage-point change in these assumed health care cost trend rates would have the following effects (dollars in thousands):


                                                                     Increase      Decrease
                                                                     --------      --------
       Effect on total of service and interest cost component ....   $     88      $    (67)
       Effect on postretirement obligation .......................        723          (487)

                           WELLS ALUMINUM CORPORATION

14. Stock Option Plans

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


                                                                          1997           1996
                                                                   ----------------  ------------
       Options outstanding at January 1 .......................             57,000       53,000
       Options exercised ......................................                 --       (3,000)
       Options settled ........................................            (57,000)          --
       Options granted ........................................                 --        7,000
       Options canceled .......................................                 --           --
                                                                   ----------------  ------------
       Options outstanding at December 31 .....................                 --       55,000
                                                                   ================  ============
       Options exercisable at December 31 .........................             --       42,750
                                                                   ================  ============


    The Company recognized $4,070,000 in compensation expense relating to the 57,000 options settled in 1997 and $250,000 in compensation expense relating to the 7,000 options granted in 1996.

    In June 1997, the Board of Directors of the Company approved a stock option plan which authorized up to 65,000 shares of Class A common stock for the plan. The plan provides for the granting of options to officers, other key employees and directors at an exercise price not to exceed the fair market value on the date of the grant as determined by the Board of Directors. Under terms of the plan, the maximum term for the options granted is ten years with the options vesting ratably over a period of four years. In November 1998, the Stock Option Committee of the Company approved and amended the number of shares authorized from 65,000 to 75,650. The options granted have exercise prices ranging from $8.00 to $17.00 a share. All of the options granted and canceled in 1997 were at an exercise price of $8.00. In 1998, the Company granted 13,000 options to various Company employees at a weighted average exercise price of $12.29. The weighted average exercise price of options canceled in 1998 was $8.00. As of December 31, 1998, the Company had 60,450 options outstanding at a weighted average price of $8.92 with 12,425 options exercisable at a weighted average exercise price of $8.00. The weighted-average remaining contractual life of the options outstanding as of December 31, 1998 approximates 8.7 years.


                                                                          1998           1997
                                                                   ----------------  ------------

       Options outstanding at January 1 ...........................          51,700            --
       Options exercised ..........................................              --            --
       Options granted ............................................          13,000        61,350
       Options canceled ...........................................          (4,250)       (9,650)
                                                                   ----------------  ------------
       Options outstanding at December 31 .........................          60,450        51,700
                                                                   ================  ============
       Options exercisable at December 31..........................          12,425            --
                                                                   ================  ============

                           WELLS ALUMINUM CORPORATION

15. Futures Contracts

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

    As of December 31, 1998 and 1997, the Company has contracts outstanding with a notional principal amount of $18,842,000 and $19,469,000, respectively, all of which the Company has used to hedge forward sales contracts. The unrealized loss related to these contracts approximates $1,280,000 at December 31, 1998.

16. Environmental Remediation

    In 1998, the Environmental Protection Division of the Georgia Department of Natural Resources approved the Company's work plan for the modification of its waste water treatment facilities at its Moultrie, Georgia facility. Under the work plan, which calls for the end of direct discharge of treated waste water and connection to the City of Moultrie sewer system, three settling ponds on the Company's property would be removed from services and their remaining structural components stabilized and capped in place. In the fourth quarter of 1998, the Company recorded $1.85 million of selling, general and administrative expense related to the stabilizing and capping of the settling ponds at its Moultrie facility, which is scheduled to be completed in 2000.

17. Commitments

    At December 31, 1998, the Company has commitments with eleven North American suppliers to purchase 101.4 million pounds of primary aluminum and aluminum billet from January 1999 through December 1999 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

18. Contingencies

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           WELLS ALUMINUM CORPORATION

                                December 31, 1998

                             (Dollars in Thousands)



             COL. A                 COL. B               COL. C              COL. D       COL. E
-------------------------------  -----------  --------------------------  ------------  -----------
                                                        Additions
                                              --------------------------
                                 Balance at    Charged to    Charged to                 Balance at
                                  Beginning     Costs and      Other       Deductions       End
              Description         of Period     Expenses      Accounts                   of Period
-------------------------------  -----------  ------------  ------------  ------------  -----------

Year Ended December 31, 1998:

Deducted from asset accounts:
  Allowance for doubtful         $       825  $        150           --   $  (533)(1)   $       442
                                 -----------  ------------  ------------  ------------  -----------
    Total                        $       825  $        150           --   $  (533)      $       442
                                 ===========  ============  ============  ============  ===========

Year Ended December 31, 1997:

Deducted from asset accounts:
  Allowance for doubtful         $     1,170  $        150           --   $ (495)(1)    $       825
                                 -----------  ------------  ------------  ------------  -----------
    Total                        $     1,170  $        150           --   $ (495)       $       825
                                 ===========  ============  ============  ============  ===========

Year Ended December 31, 1996:

Deducted from asset accounts:
  Allowance for doubtful         $      925   $        548            --  $ (303)(1)    $     1,170
                                 -----------  ------------  ------------  ------------  -----------
    Total                        $      925   $        548            --  $ (303)       $     1,170
                                 ===========  ============  ============  ============  ===========

(1) Uncollectible accounts written off, net of recoveries and adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table set forth certain information with respect to the individuals who are the directors and executive officers of Wells.

                Name                                              Position
-------------------------------------        -----------------------------------------------------------
Russell W. Kupiec ....................51     President, Chief Executive Officer and Director
W. Russell Asher .....................56     Senior Vice President, Chief Financial Officer and Director
Lynn F. Brown ........................54     Senior Vice President, Sales and Marketing and Director
Leo A McCafferty .....................61     Vice President, Operations and Director
William J. Milam .....................58     Vice President, Business Selection and Capacity Management
Geoffrey A Nelson ....................58     Vice President, Human Resources
David J. Raymonda ....................41     Controller, Secretary and Treasurer
Elizabeth Varley Camp ................41     Director
Todd Goodwin .........................67     Director
Edward R. Heiser .....................63     Director
Lewis W. van Amerongen .............. 58     Director

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

    Geoffrey A. Nelson joined the Company in October 1998 as Vice President, Human Resources. From March 1997 to October 1998, he served as Head of Labor Relations for AMP Incorporated, a producer of electrical devices and connections, and from September 1993 to March 1997, he was Vice President, Human Resources for Joyce International, an office products business. Mr. Nelson has 27 years of human resource and labor relations experience.

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

ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth the compensation earned, whether paid or deferred, to Wells's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for services rendered in all capacities to the Company during the years ended December 31, 1998, 1997 and 1996.


                                    Summary Compensation Table
                                    --------------------------
                                                                                           Long-Term
                                                                                          Compensation
                                                                                            Awards
                                                                                           Securities
                                                         Annual Compensation               Underlying
       Name and Principal Position      Year               Salary          Bonus            Options
       ---------------------------      ----            -------------  -------------       ------------
Russell W. Kupiec ................      1998            $     233,750  $     132,000              --
  President and                         1997            $     233,750  $   1,434,955           15,000
    Chief Executive Officer             1996            $     187,500  $     175,000            1,300

W. Russell Asher .................      1998            $     144,664  $      75,000              --
  Senior Vice President and             1997            $     140,000  $     991,042           10,000
    Chief Financial Officer             1996            $     130,000  $     110,000            1,000

Lynn F. Brown ....................      1998            $     140,608  $      50,000              --
 Senior Vice President,                 1997            $     136,100  $     167,210            5,000
    Sales and Marketing                 1996            $     130,000  $      50,000              500

Leo A. McCafferty ................      1998            $     140,608  $      52,000              --
  Vice President,                       1997            $     120,900  $     180,000            5,000
    Operations                          1996            $      87,500  $      65,000              --

William J. Milam .................      1998            $     113,000  $      22,000              --
  Vice President,                       1997            $     112,067  $     487,571            1,500
    Sales and Product Management .      1996            $     106,562  $      25,000              --


OPTION GRANTS IN LAST FISCAL YEAR

    There were no grants of options made to the Named Officers during fiscal year 1998.

    The following table provides information on the valuation of options held by the Named Officers. Twenty-five percent of the options granted to the Named Officers in 1997 will vest and become exercisable on each of the first through the fourth anniversaries of the date of grant. Twenty five percent of the options held by the Named Officers were eligible for exercise during fiscal 1998.


                                        Number of Securities                    Value of Unexercised
                                      Underlying Unexercised                   In-the-Money Options
                                     ptions at Fiscal Year End                 At Fiscal Year End (1)
                                     Exercisable/Unexercisable               Exercisable/Unexercisable
                                     -------------------------               -------------------------

Russell W. Kupiec ...................         3,750/11,250                         $33,750/$101,250
W. Russell Asher ....................         2,500/7,500                          $22,500/$67,500
Lynn F. Brown .......................         1,250/3,750                          $11,250/$33,750
Leo A. McCafferty ...................         1,250/3,750                          $11,250/$33,750
William J. Milam ....................           375/1,125                           $3,375/$10,125

(1) The value of the in-the-money options is based upon a market value of $17.00 per share at December 31, 1998. In November 1998, 180,362.5 shares of Class A common stock were repurchased at $17.00 per share.

PENSION BENEFITS
----------------

    The following table provides the estimated annual retirement benefits payable under the Company's pension plan to participating employees, including the Named Officers, in the remuneration and years of service classifications indicated. The Company is in the process of terminating its tax-qualified benefit pension plan, which covered most officers and salaried employees on a non-contributory basis. Benefits under the plan were curtailed effective September 30, 1998. The Company plans to implement a defined contribution plan for salaried employees with benefits retroactive to January 1, 1999.


                                      Pension Plan Table

                                                    Years of Service

   Remuneration            10           15            20            25           30          35
------------------  ------------ ------------ -------------- ------------- ------------- ------------
$ 100,000 ..........  $ 15,360     $ 23,040      $ 30,720      $ 38,400      $ 46,080      $ 53,760

$ 125,000 ..........  $ 19,200     $ 28,800      $ 38,400      $ 48,000      $ 57,600      $ 67,200

$ 150,000 ..........  $ 23,040     $ 34,560      $ 46,080      $ 57,600      $ 69,120      $ 80,640

$ 175,000 ..........  $ 24,576     $ 36,864      $ 49,152      $ 61,440      $ 73,728      $ 86,016

$ 200,000 ..........  $ 24,576     $ 36,864      $ 49,152      $ 61,440      $ 73,278      $ 86,016


    Compensation used in calculating the annual normal retirement benefit amounts reflected in the Pension Plan Table is the current annual base salary. The normal retirement age for pension plan purposes is age 65.

    The respective years of service credited for pension purposes as of December 31, 1997, and the estimated years of service at age 65 for each of the Named Officers are as follows, assuming the Company was not in the process of
terminating  the  tax-qualified   defined  benefit  pension  plan  for  salaried
employees:


                                                     Years of Service        Years of Service
                                                   at December 31, 1998    at Normal Retirement
                                                   --------------------    --------------------
Russell W. Kupiec ............................            7.76                   21.31

W. Russell Asher .............................            5.00                   13.60

Lynn F. Brown ................................            3.00                   14.23

Leo A. McCafferty ............................            3.21                    6.56

William J. Milam .............................           27.53                   33.84


    The Pension Plan Table reflects the annual benefit payable commencing on the participant's 65th birthday in the form of an annuity for the participant's life. The benefits reflected in the Pension Plan Table will be offset by 0.486% of the participant's Covered Compensation, as defined by the Internal Revenue Service, and any prior plan benefits.

EMPLOYMENT AGREEMENTS
---------------------

    Two of the Named Officers, Messrs. Russell W. Kupiec and W. Russell Asher have employment agreements with the Company. Among other things, each arrangement provides for a term of employment in a specific executive position, a specified annual base salary and participation in any additional incentive compensation or bonus programs of the Company. The employment agreements with Messrs. Kupiec and Asher continue until December 31, 1999 and annually thereafter unless otherwise terminated. If either Mr. Kupiec or Mr. Asher is terminated other than for cause or disability, the Company is obligated to continue paying the base salary amount through the end of the contract term, subject to an offset for earnings from other full-time employment, and to maintain benefits for such executive through the end of the contract term. If certain Change in Ownership (as defined in such agreements) events occur during the term of these agreements, the term of employment is automatically extended for three years from the date the executive is notified of the Change in Ownership. In the event of a Change in Ownership, the executive is given the right to terminate his agreement if he is dissatisfied with his salary or performance review to be given approximately 18 months after the Change in Ownership. If, after a Change in Ownership, the executive terminates his employment due to such dissatisfaction or is discharged other than for cause or disability, the Company's obligation to continue paying his base salary through the end of the contract term is not subject to any offset and the Company is obligated to maintain benefits for such executive through the end of the contract term.

STOCK OPTION PLAN
-----------------

    In June 1997, the Company adopted and the stockholders of the Company subsequently approved the 1997 Stock Incentive Plan (the "Plan") pursuant to which officers, directors and other key employees of the Company will be granted stock options to purchase shares of Class A common stock. The Plan is administered by either the Stock Option Committee (the "Committee") of the Board of Directors or the Board of Directors (the "Board"). The Committee or the Board will have the discretion to determine the exercise price, the duration and other terms and conditions of such options. The Committee or the Board will have the authority to interpret and construe the Plan, and any interpretation or construction of the Plan by the Committee or the Board will be final and conclusive. Twenty five percent of such outstanding options will vest and become exercisable on each of the first through fourth anniversaries of the date of the grant. In November 1998, the Company adopted and the stockholders of the Company subsequently approved an amendment to the Plan, whereby the number of options available for grant was increased from 65,000 options to 75,650 options. During the year ended December 31, 1998, 13,000 stock options were granted and 4,250 stock options were canceled, both pursuant to the Plan. As of December 31, 1998, there were 60,450 options outstanding, none of which had been exercised.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Wells is authorized to issue 1,100,000.0 shares of Class A common stock, par value $0.01 per share (the "Common Stock"). As of December 31, 1998, 728,642.5 shares of common stock were issued and outstanding.

    The following table sets forth certain information as of December 31, 1998, with respect to the shares of the Common Stock of the Company beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock and by all directors and executive officers of the Company.


                                                            Beneficial Ownership
                Security Ownership                             Number of Shares       Percentage of Total
                ------------------                          --------------------      -------------------
Wells Holdings Limited Partnership(a)
 600 Madison Avenue
 New York, New York 10022.........................               560,000.0                  76.86%
Russell W. Kupiec(b)..............................                38,560                     5.26%
W. Russell Asher(c)...............................                43,625                     5.97%
Lynn F. Brown(d)..................................                 4,187.5                     *
Leo A. McCafferty(e)..............................                 1,250                       *
William J. Milam(f)...............................                12,975                     1.78%
David J. Raymonda(g)..............................                29,750                     4.08%
Todd Goodwin(a)...................................               560,000                    76.86%
Edward R. Heiser(h)...............................                16,000                     2.20%
Lewis van Amerongen(a)............................               560,000                    76.86%
All executive officers and
 directors as a group (11 persons)................               706,347.5                  95.69%
-------------------


*    Denotes less than 1%.
(a) Wells Holdings Limited Partnership ("Wells Holdings") is a limited partnership of which GGvA is the general partner. As such, GGvA exercises sole voting and investment power with respect to the shares owned by Wells Holdings. Messrs. Goodwin and van Amerongen, directors of the Company, are partners in GGvA, with the shared power to direct the actions of GGvA, and may be deemed to beneficially own the shares owned by Wells Holdings by virtue of their status and rights as such partners. The address for Messrs. Goodwin and van Amerongen is c/o Wells Holdings. Wells Holdings is the successor limited partnership to The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (collectively, "Fulcrum III"). Fulcrum III was a limited partnership of which GGvA was the sole general partner. GGvA has informed the Company that all of the shares owned by Fulcrum III have been transferred to Wells Holdings.
(b) The address for Mr. Kupiec is c/o the Company. The number of shares held by Mr. Kupiec includes 3,750 shares issuable upon exercise of outstanding options.
(c) The address for Mr. Asher is c/o the Company. The number of shares held by Mr. Asher includes 2,500 shares issuable upon exercise of outstanding options.
(d) The address for Mr. Brown is c/o the Company. The number of shares held by Mr. Brown includes 1,250 shares issuable upon exercise of outstanding options.
(e) The address for Mr. McCafferty is c/o the Company. The number of shares held by Mr. McCafferty includes 1,250 shares issuable upon exercise of outstanding options. In March 1999, Mr. McCafferty exercised these options.
(f) The address for Mr. Milam is c/o the Company. The number of shares held by Mr. Milan includes 375 shares issuable upon exercise of outstanding options.
(g) The address for Mr. Raymonda is c/o the Company. The number of shares held by Mr. Raymonda includes 375 shares issuable upon exercise of outstanding options.
(h)  The  address for Mr.  Heiser is 33 Gray Heron  Retreat,  Savannah,  Georgia
     31411.

AGREEMENTS WITH STOCKHOLDERS
----------------------------

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

    In 1988, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), whereby Venalum purchased 180,362.5 shares of Class A common stock of the Company. The Stock Purchase Agreement provided that, upon certain issuances of equity securities, Venalum would have rights to maintain its percentage of equity interest in the Company's capital stock by purchasing a portion of such equity securities. Subject to certain conditions, Venalum had certain "piggyback" rights to have its shares of Class A common stock registered under the Securities Act. The Company agreed to pay the costs and expenses associated with two such registrations, except for any discounts and commissions.

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

    In October 1998, the Company entered into a Stock Repurchase Agreement to repurchase all of the shares of Class A common stock owned by Venalum for an aggregate purchase price of $3.1 million. On November 13, 1998, the repurchase was completed, and as of that date, Venalum no longer owned any shares of the common stock of the Company. Accordingly, Venalum no longer has rights under the Stock Purchase Agreement and the Shareholders Agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

    Prior to 1998, the Company was party to an agreement (the "Supply Agreement") with Venalum pursuant to which Venalum supplied primary aluminum and aluminum billet to the Company. This contract accounted for approximately 60-65% of the aluminum purchased by the Company from outside suppliers. Prices were based on the MWTP from the prior month. The Company believed that the terms of the Venalum Agreement were no less favorable to the Company than would have been obtained in an arms' length transaction.

    The Supply Agreement commenced in 1988 and was renewed on numerous occasions. During 1997, negotiations to extend the Venalum Agreement or enter into a new supply agreement were not successful. The Supply Agreement expired on December 31, 1997, although the last scheduled delivery of primary aluminum and aluminum billet under the Supply Agreement was received in January 1998. Pursuant to the Venalum Agreement, the Company purchased $5.4 million, $69.6 million and $69.3 million of primary aluminum and aluminum billet from Venalum in 1998, 1997 and 1996, respectively.

    In 1987, the Company entered into an agreement with GGvA, pursuant to which GGvA provides financial advisory and other services to the Company. For such services, GGvA was paid an annual retainer of $250,000 in 1996 and 1997, and $350,000 in 1998, plus reimbursement for its out-of-pocket expenses. In addition, GGvA received a fee of $500,000 for financial advisory and other services in connection with the Recapitalization in 1997.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

      1.   Financial Statements

           The  following  financial  statements  of the Company are included in
           Item 8 of this report:

             -  Report of Independent Auditors
             -  Balance Sheets as of December 31, 1998 and 1997
             - Statements of Operations for the years ended December 31, 1998, 1997 and 1996
             - Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
             - Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
             -  Notes to the Financial Statements

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

  (b) Exhibits

      27.1  Financial Data Schedule.

  (c) Reports on 8-K

      The Company did not file any reports on Form 8-K during the year ended December 31, 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Baltimore, State of Maryland, on March 30, 1999.

                                              Wells Aluminum Corporation


                                              By: /s/ Russell W. Kupiec
                                                  ---------------------
                                                  Russell W. Kupiec
                                                  President and Chief Executive
                                                    Officer

    Pursuant  to  the   requirements   of  the  Securities  Act  of  1993,  this
registration statement has been signed by the following persons in the capacities and on the dates indicated.


          Signature                                   Title                                       Date
--------------------------------         -------------------------------------------    ---------------------
 /s/ Russell W. Kupiec                   Principal Executive Officer and Director            March 30, 1999
-------------------------------
Russell W. Kupiec

 /s/ W. Russell Asher                    Chief Financial Officer and Director                March 30, 1999
-------------------------------
W. Russell Asher

 /s/ David J. Raymonda                   Principal Accounting Officer                        March 30, 1999
-------------------------------
David J. Raymonda

 /s/ Lynn F. Brown                       Director                                            March 30, 1999
-------------------------------
Lynn F. Brown

/s/ Leo A. McCafferty                    Director                                            March 30, 1999
-------------------------------
Leo A. McCafferty

/s/ Elizabeth Varley Camp                Director                                            March 30, 1999
-------------------------------
Elizabeth Varley Camp

/s/ Edward R. Heiser                     Director                                            March 30, 1999
-------------------------------
Edward R. Heiser

                                         Director                                            March __, 1999
-------------------------------
Todd Goodwin

                                         Director                                            March __, 1999
-------------------------------
Lewis W. van Amerongen