Form 10-Q
period 1998-03-28
WELLS ALUMINUM CORP
filed 1999-05-04
CIK 828737

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 28, 1999

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

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 3, 1999, the registrant had 729,892.5 shares of Common Stock outstanding.

                           WELLS ALUMINUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



Part I - Financial Information


Item 1.  Financial Statements (Unaudited):                                                Page

              Balance Sheets as of March 28, 1999 and December 31, 1998 (audited)            1

              Statements of Operations for the three months ended March 28, 1999
              and March 29, 1998                                                             2

              Statements of Cash Flows for the three months ended March 28, 1999
              and March 29, 1998                                                             3

              Notes to Financial Statements                                                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results             6
         of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         12


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                   12


Signatures                                                                                  13


Part 1.       Financial Information

Item 1.       Financial Statements

WELLS ALUMINUM CORPORATION
BALANCE SHEETS
(Dollars in Thousands)



                                                                                  Mar. 28,      Dec. 31,
                                                                                   1999           1998
                                                                                   ----           ----
                                                                               (Unaudited)
                                                                               -----------

                               Assets
Current assets:
    Cash and cash equivalents ........................................          $   8,579    $   7,619
    Accounts receivable, principally trade, less allowances of
      $487 and $442 ....................................................           30,661       26,213
    Inventories ......................................................             20,119       20,394
    Other current assets .............................................              3,064        2,319
                                                                                ---------    ---------
        Total current assets .........................................             62,423       56,545
Property, plant and equipment, at cost less accumulated depreciation .             28,231       28,276
Debt issuance costs, net of accumulated amortization of
      $1,139 and $984 ................................................              3,610        3,765
Goodwill, net of accumulated amortization of $13,959 and $13,662 .....             33,065       33,362
Other assets .........................................................              2,530        2,530
                                                                                ---------    ---------
        Total assets .................................................          $ 129,859    $ 124,478
                                                                                =========    =========

                Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, principally trade ..............................          $  15,926    $  14,186
    Accrued expenses ..................................................            11,904       10,053
                                                                                ---------    ---------
        Total current liabilities ....................................             27,830       24,239
Long-term debt .......................................................            105,000      105,000
Deferred income taxes ................................................              5,324        5,446
Deferred benefit plan obligations ....................................              2,704        2,572
                                                                                ---------    ---------
        Total liabilities ............................................            140,858      137,257
                                                                                ---------    ---------
Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 shares
        authorized, 729,892.5 and 909,005.0 shares issued ............                  7            7
    Additional paid-in capital .......................................                 10            -
    Accumulated deficit ..............................................            (10,041)     (11,811)
    Additional minimum pension liability .............................               (975)        (975)
                                                                                ---------    ---------
        Total stockholders' equity ...................................            (10,999)     (12,779)
                                                                                ---------    ---------

        Total liabilities and stockholders' equity ...................          $ 129,859  $   124,478
                                                                                =========  ===========

  See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in Thousands)


                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                   Mar. 28,    Mar. 29,
                                                                                   1999         1998
                                                                                   ----         ----

Net sales .............................................................         $  56,155  $    63,818

Cost of sales .........................................................            45,870       53,694
                                                                                ---------    ---------
Gross profit .........................................................             10,285       10,124

Selling, general and administrative expenses..........................              4,507        3,896
                                                                                ---------    ---------

Operating profit ......................................................             5,778        6,228

Interest expense, net of interest income .............................              2,729        2,706
                                                                                ---------    ---------

Earnings before income taxes .........................................              3,049        3,522

Income taxes .........................................................              1,279        1,494
                                                                                ---------    ---------

Net earnings .........................................................          $   1,770  $     2,028
                                                                                =========  ===========

  See accompanying notes.






WELLS ALUMINUM CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                   Mar. 28,    Mar. 29,
                                                                                   1999         1998
                                                                                   ----         ----

Operating activities:

Net earnings .........................................................          $   1,770  $2,028

Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization ................................              1,074   1,000
        Deferred income taxes ........................................               (181)   (126)
        Changes in operating assets and liabilities:
            Accounts receivable, net .................................             (4,448)    595
            Inventories ..............................................                275     355
            Accounts payable and accrued expenses ....................              4,567    (844)
            Other assets and liabilities .............................                393     740
                                                                                ---------  -------
Net cash provided by operating activities ............................              3,450   3,748
                                                                                ---------  -------

Investing activities:

Purchase of property, plant and equipment  ...........................               (576) (1,320)
                                                                                ---------  -------
Net cash used in investing activities ................................               (576) (1,320)
                                                                                ---------  -------

Financing activities:

Proceeds from exercise of stock options ..............................                 10      --
Payment of cash dividend ..............................................            (1,924)     --
                                                                                ---------  -------
Net cash used in financing activities ................................             (1,914)     --
                                                                                ---------  -------
Net increase in cash and cash equivalents ............................                960   2,428
Cash and cash equivalents at beginning of year .......................              7,619   5,352
                                                                                ---------  -------
Cash and cash equivalents at end of period ...........................          $   8,579 $ 7,780
                                                                                ========= =======

  See accompanying notes.

WELLS ALUMINUM CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)


1.     General

       Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including building/construction, transportation, durable goods and equipment/electrical.

2.     Basis of Presentation

       The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the three months ended March 28, 1999. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

3.     Reclassification

       Certain amounts previously reported have been reclassified to conform with the 1999 presentation.

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

5.     Inventories

       The aluminum component of inventories, representing 66% and 67% of total inventories at March 28, 1999 and December 31, 1998, respectively, is stated at the lower of cost or market, using the last-in, first-out method (LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market, using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market, using the weighted average cost method.

       The components of inventories are as follows:


                                                                      Mar. 28,   Dec. 31,
                                                                        1999       1998
                                                                        ----       ----

Raw materials .....................................................   $10,727    $10,233
Finished goods and work in progress ...............................     8,818      9,589
Supplies ..........................................................       574        572
                                                                      -------    -------
    Sub-total .....................................................    20,119     20,394
Less LIFO reserve .................................................        --         --
                                                                      -------    -------
   Inventories ....................................................   $20,119    $20,394

6.     Related Party Transactions

       During the three months ended March 29, 1998, the Company purchased aluminum in the amount of $5.4 million from CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), who was, at such time, an owner of 180,362.5 shares of the Company's Class A common stock. On November 13, 1998, the Company repurchased the common stock owned by Venalum, and as of that date, Venalum no longer owned any shares of common stock of the Company. There were no amounts payable to Venalum at March 28, 1999 and December 31, 1998.

7.     Indebtedness

       At March 28, 1999 and December 31, 1998, indebtedness consisted of $105.0 million of 10.125% Series B Notes. There were no borrowings outstanding under a revolving credit facility.

8.     Interest Expense, Net of Interest Income

       Interest expense, net of interest income, is as follows:

                                                                              Three Months Ended
                                                                              ------------------
                                                                             Mar. 28,      Mar. 29,
                                                                               1999          1998
                                                                               ----          ----

Interest expense .......................................................   $  2,671      $  2,672
Amortization of debt issuance costs ....................................        155           156
    Sub-total ..........................................................      2,826         2,828
Interest income ........................................................        (97)         (122)
    Interest expense, net of interest income ...........................   $  2,729      $  2,706

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

       At March 28, 1999, the Company was party to $17.7 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between April 1999 and December 1999, covering 29.9 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The market value of these aluminum futures contracts at March 28, 1999 was $16.8 million. The Company does not engage in any speculative trading of futures contracts.

10.    Commitments

       At March 28, 1999, the Company had commitments with 11 North American suppliers to purchase 77.6 million pounds of primary aluminum and aluminum billet through December 1999 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the terms of these agreements.

11.    Contingencies

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

12.    Subsequent Event

       In April 1999, the Company retained the investment banking firm of ING Baring Furman Selz LLC to assist the Company in exploring strategic alternatives to maximize shareholder value. The alternatives could include taking the Company public, selling the Company, recapitalizing the Company or pursuing acquisitions for profitable growth.


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

Basis of  Presentation

       The following discussion of financial condition and the results of operations for the three months ended March 28, 1999 and March 29, 1998 are based on the unaudited results achieved by the Company. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end.

       Adjusted EBITDA is defined as earnings before interest expense, income taxes and depreciation and amortization, and excludes LIFO charges or income. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.

       Statement of Operations Data:
                                                                     Three Months Ended

                                                                 Mar. 28,         Mar. 29,
Amounts in Thousands, Except Per Pound Data                        1999            1998
-------------------------------------------                        ----            ----

Net Sales - Products ..................................     $    56,155      $    60,287
Net Sales - Metal .....................................              --            3,531
                                                            -----------      -----------
    Net Sales .........................................          56,155           63,818

Cost of Sales - Products ..............................          45,870           50,716
Cost of Sales - Metal .................................              --            3,498
LIFO Charges (Income) .................................              --             (520)
                                                            -----------      -----------

    Cost of Sales .....................................          45,870           53,694

Gross Profit ..........................................          10,285           10,124
Operating Profit ......................................           5,778            6,228
Net Earnings ..........................................     $     1,770     $      2,028

       Other Measurement Data:
                                                                     Three Months Ended

                                                                 Mar. 28,         Mar. 29,
Amounts in Thousands, Except Per Pound Data                        1999            1998
-------------------------------------------                        ----            ----

Pounds of Product Shipped .............................         39,560            39,047

Gross Sales - Products ................................     $   58,822      $     62,590
Gross Sales Price per Pound ...........................          1.487             1.603

Adjusted EBITDA ......................................      $    6,696      $      6,553
Adjusted EBITDA per Pound ............................           0.169             0.168

Average Market Price of Aluminum per Pound ...........      $    0.593      $      0.730
Market Price of Aluminum per Pound at Period-End .....           0.601             0.697


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

       Financial and Other Measures. The Company believes that its abilities to manage its sales spread (gross sales minus aluminum costs), control variable spending and minimize its fixed cost structure are significant determinants of profitability and resultant cash flow. The Company, therefore, monitors its sales spread per pound, variable costs per pound and fixed costs per pound, focusing on operating profit as a key performance measure. In addition, the Company monitors Adjusted EBITDA, as it is relevant for debt covenant analysis under a revolving credit facility and it can also be used as a measure of the Company's ability to service its debt.

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

Three Months Ended March 28, 1999 Compared to Three Months Ended March 29, 1998

       The Company's net sales decreased to $56.2 million in the three months ended March 28, 1999 from $63.8 million in the three months ended March 29, 1998, a decrease of $7.6 million or 11.9%. Net sales - products decreased to $56.2 million in the three months ended March 28, 1999 from $60.3 million for the three months ended March 29, 1998, a decrease of $4.1 million or 6.8%. Gross sales of value added products, which includes painted, anodized and fabricated products, increased $1.5 million, or 4.5%, to $35.0 million in the three months ended March 28, 1999 from $33.5 million in the three months ended March 29, 1998. Gross sales of mill finished extrusions decreased $5.3 million, or 18.2%, to $23.8 million in the three months ended March 28, 1999 from $29.1 million in the three months ended March 29, 1998. The gross sales price per pound decreased by 7.2%, reflecting the effect of a decline of $0.137 in the average market price per pound of aluminum and a changing customer and product mix in mill finished sales, offset by a higher percentage of value added sales as compared to mill finished sales and an improved customer and product mix in value added sales.

       Pounds of product shipped increased 0.6 million pounds, or 1.5%, to 39.6 million in the three months ended March 28, 1999 from 39.0 million pounds of product shipped in the three months ended March 29, 1998. Shipments to commercial construction increased 0.9 million pounds, due to increased shipments of storefront systems in the architectural products market. In residential construction, shipments increased 0.9 million pounds, with increased shipments to residential window and door accounts and storm door accounts offset by decreased shipments to suppliers to the mobile home and manufactured home market. Shipments to transportation decreased 0.7 million pounds, due to decreased shipments to a major truck trailer account. In consumer durables, shipments decreased 0.2 million pounds, reflecting decreased shipments to several office furniture accounts. Shipments to equipment/electrical decreased
0.9 million pounds due to decreased shipments to a manufacturer of material handling systems. The increase of 0.6 million pounds to distributors/other resulted from increases in shipments to distributors of specialty products serving the southeastern and midwestern markets.

       Cost of sales decreased to $45.9 million for the three months ended March 28, 1999 from $53.7 million in the three months ended March 29, 1998, a decrease of $7.8 million or 14.5%. Cost of sales - products decreased to $45.9 million in the three months ended March 28, 1999 from $50.7 million in the three months ended March 28, 1998, a decrease of $4.8 million or 9.5%. This decrease resulted from a $5.2 million decrease in aluminum costs offset by a $0.4 million increase in operating costs. Variable costs per pound increased to $0.443 in the three months ended March 28, 1999 from $0.435 in the three months ended March 29, 1998, a change of $0.008 per pound. This increase was primarily due to increased labor costs, shipping costs and extrusion die costs incurred as a result of a changing sales mix to lighter extrusion shapes.

       Gross profit increased to $10.3 million in the three months ended March 28, 1999 from $10.1 million in the three months ended March 29, 1998, an increase of $0.2 million or 2.0%.

       Selling, general and administrative expenses increased to $4.5 million in the three months ended March 28, 1999 from $3.9 million in the three months ended March 29, 1998, an increase of $0.6 million or 15.4%. This increase is attributable to increases in compensation expense of $0.3 million, marketing costs of $0.1 million and other administrative expenses of $0.2 million.

       Operating profit decreased to $5.8 million in the three months ended March 28, 1999 from $6.2 million in the three months ended March 29, 1998, a decrease of $0.4 million or 6.5%.

       Interest expense, net of interest income, was $2.7 million in the three months ended March 28, 1999 and the three months ended March 29, 1998. Income tax expense decreased to $1.3 million in the three months ended March 28, 1999 from $1.5 million in the three months ended March 29, 1998, a decrease of $0.2 million, or 13.3%. The effective tax rates for the three months ended March 28, 1999 and March 29, 1998 were 41.9% and 42.4%, respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

       Net earnings decreased to $1.8 million in the three months ended March 28, 1999 from $2.0 million in the three months ended March 29, 1998, a decrease of $0.2 million, or 10.0%.

       Adjusted EBITDA (as defined herein) increased to $6.7 million in the three months ended March 28, 1999 from $6.6 million in the three months ended March 29, 1998, an increase of $0.1 million or 1.5%. The increase in Adjusted EBITDA consisted of increases in sales volume of $0.2 million and sales spread of $1.0 million, offset by an increase in operating costs of $1.1 million. Sales spread increased in spite of a continuing decrease in aluminum prices in the three months ended March 28, 1999, which resulted in market indexed prices charged to customers declining more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound increased slightly to $0.169 in the three months ended March 28, 1999, reflecting both the higher Adjusted EBITDA and the increase in pounds of product shipped.

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

       As of March 28, 1999, the Company had $105.0 million of Series B Notes outstanding and no borrowings under a revolving credit facility. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including the Series B Notes and the Indenture under which these notes were issued, will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

       The Company believes that cash flow from operating activities, together with borrowings available under its revolving credit facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

       Cash Flows from Operating Activities

       Cash provided by operations for the three months ended March 28, 1999 was $3.5 million as compared to $3.7 million for the three months ended March 29, 1998, a decrease of $0.2 million or 5.4%. Cash flow decreased primarily as a result of reduced net earnings and an increase in net working capital.

       Total working capital at March 28, 1999 was $34.6 million compared to $32.3 million at December 31, 1998, an increase of $2.3 million or 7.1%. Changes in working capital accounts, including a $1.0 million increase in cash and cash equivalents, reflected factors such as the impact of increased business activity, the timing of incentive compensation payments, the effect of declining aluminum prices, and the timing of interest payments.

       Cash Flows from Investing Activities

       Expenditures for property, plant and equipment for the three months ended March 28, 1999 and March 29, 1998 were $0.6 million and $1.3 million, respectively. The higher expenditure for the three months ended March 29, 1998 reflected funds spent on a major upgrade of an extrusion press which was completed in February 1998. The Company anticipates that expenditures for property, plant and equipment will approach $4.0 million in 1999 and will average $3.5 million per annum in the following four years. In 1999, approximately $3.0 million of the annual $4.0 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital. In the following four years, approximately $2.5 million of the annual $3.5 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital.

       Cash Flows from Financing Activities

       In January 1999, the Company paid a cash dividend of $2.64 per share, or $1.9 million, to the holders of its Class A common stock. In March 1999, the Company received $10,000 resulting from the exercise of 1,250 stock options at an exercise price of $8.00 per option.

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

       At March 28, 1999, the Company was party to $17.7 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between April 1999 and December 1999, covering 29.9 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The market value of these aluminum futures contracts at March 28, 1999 was $16.8 million. The Company does not engage in any speculative trading of futures contracts.

LIFO Adjustment and Inflation

       The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the three months ended March 28, 1999 and March 29, 1998.

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

       Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. The Company does not believe the remaining phases would significantly impact the Company's ability to take customer orders, manufacture and ship products, invoice customers or collect payments. However, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure; for example, computer equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

       Except as described above, the Company has not developed a contingency plan for the reasonably likely worst case scenario concerning the Year 2000 issue. If a Year 2000 problem were to occur that the Company could not successfully resolve, it could have a material adverse effect on the results of operations and financial condition of the Company.

Commitments

       At March 28, 1999, the Company had commitments with 11 North American suppliers to purchase 77.6 million pounds of primary aluminum and aluminum billet through December 1999 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

       See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Futures Contracts and Forward Sales Contracts."


Part II - Other Information

Item 6.Exhibits and Reports on Form 8-K

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

                                    WELLS ALUMINUM CORPORATION


                                    By: /s/ W. Russell Asher
                                        --------------------

                                    W. Russell Asher
                                    Senior Vice President and Chief Financial
                                     Officer
                                    (Principal Accounting Officer)
Date:  May 3, 1999