Form 10-Q
period 1999-06-27
WELLS ALUMINUM CORP
filed 1999-08-11
CIK 828737

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

                                   -----------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

            As of August 11, 1999, the registrant had 729,892.5 shares of Common Stock outstanding.

                           WELLS ALUMINUM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements (Unaudited):                                Page

           Balance  Sheets as of June 27,  1999 and  December  31, 1998
           (audited)                                                           1

           Statements  of  Operations  for the three months and the six
           months ended June 27, 1999 and June 28, 1998                        2

           Statements  of Cash Flows for the six months  ended June 27,
           1999 and June 28, 1998                                              3

           Notes to Financial Statements                                       4

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                              6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                     14


Signatures                                                                    15

Part 1.       Financial Information

Item 1.       Financial Statements

WELLS ALUMINUM CORPORATION
BALANCE SHEETS
(Dollars in Thousands)

                                                                                       Jun. 27,      Dec. 31,
                                                                                         1999          1998
                                                                                      ---------    ---------
                                                                                     (Unaudited)

                               Assets
Current assets:
    Cash and cash equivalents .....................................................   $   6,269    $   7,619
    Accounts receivable, principally trade, less allowances of $442 and $442.......      33,276       26,213
    Inventories ...................................................................      19,910       20,394
    Other current assets ..........................................................       1,889        2,319
                                                                                      ---------    ---------
        Total current assets ......................................................      61,344       56,545
Property, plant and equipment, at cost less accumulated depreciation ..............      29,540       28,276
Debt issuance costs, net of accumulated amortization of  $1,294 and $984 ..........       3,455        3,765
Goodwill, net of accumulated amortization of $14,256 and $13,662 ..................      32,768       33,362
Other assets ......................................................................       2,530        2,530
                                                                                      ---------    ---------
        Total assets ..............................................................   $ 129,637    $ 124,478
                                                                                      =========    =========

                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, principally trade ...........................................   $  17,722    $  14,186
    Accrued expenses ..............................................................       7,898       10,053
                                                                                      ---------    ---------
        Total current liabilities .................................................      25,620       24,239
Long-term debt ....................................................................     105,000      105,000
Deferred income taxes .............................................................       5,187        5,446
Deferred benefit plan obligations .................................................       2,833        2,572
                                                                                      ---------    ---------
        Total liabilities .........................................................     138,640      137,257
                                                                                      ---------    ---------

Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 shares
        authorized and 729,892.5 and 728,642.5 shares issued ......................           7            7
    Additional paid-in capital ....................................................          10           --
    Accumulated deficit ...........................................................      (8,045)     (11,811)
    Additional minimum pension liability ..........................................        (975)        (975)
                                                                                      ---------    ---------
        Total stockholders' equity ................................................      (9,003)     (12,779)
                                                                                      ---------    ---------

        Total liabilities and stockholders' equity ................................   $ 129,637    $ 124,478
                                                                                      =========    =========

See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in Thousands)

                                               Three Months Ended      Six Months Ended
                                               ------------------      ----------------
                                                Jun. 27,  Jun. 28,   Jun. 27,   Jun. 28,
                                                  1999      1998       1999       1998
                                               --------   --------   --------   --------
Net sales ..................................   $ 60,780   $ 66,855   $116,936   $130,674

Cost of sales ..............................     49,377     55,580     95,247    109,275
                                               --------   --------   --------   --------

Gross profit ...............................     11,403     11,275     21,689     21,399

Selling, general and administrative expenses      5,229      4,140      9,736      8,037
                                               --------   --------   --------   --------

Operating profit ...........................      6,174      7,135     11,953     13,362

Interest expense, net of interest income ...      2,737      2,700      5,467      5,405
                                               --------   --------   --------   --------

Earnings before income taxes ...............      3,437      4,435      6,486      7,957

Income taxes ...............................      1,442      1,710      2,721      3,204
                                               --------   --------   --------   --------

Net earnings ...............................   $  1,995   $  2,725   $  3,765   $  4,753
                                               ========   ========   ========   ========

See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                 Six Months Ended
                                                                 ----------------
                                                                Jun. 27,    Jun. 28,
                                                                 1999        1998
                                                                -------    -------
Operating activities:
Net earnings ................................................   $ 3,765    $ 4,753

Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization .......................     2,147      2,001
        Deferred income taxes ...............................      (296)      (270)
        Changes in operating assets and liabilities:
            Accounts receivable, net ........................    (7,063)    (1,730)
            Inventories .....................................       485       (884)
            Accounts payable and accrued expenses ...........     3,808     (2,645)
            Other assets and liabilities ....................       224      1,171
                                                                -------    -------
Net cash provided by operating activities ...................     3,070      2,396
                                                                -------    -------
Investing activities:

Purchase of property, plant and equipment ...................    (2,506)    (1,762)
                                                                -------    -------
Net cash used in investing activities .......................    (2,506)    (1,762)
                                                                -------    -------
Financing activities:

Proceeds from exercise of stock options .....................        10         --
Payment of cash dividend ....................................    (1,924)        --
                                                                -------    -------
Net cash used in financing activities .......................    (1,914)        --
                                                                -------    -------
Net increase (decrease) in cash and cash equivalents ........    (1,350)       634
Cash and cash equivalents at beginning of year ..............     7,619      5,352
                                                                -------    -------
Cash and cash equivalents at end of period ..................   $ 6,269    $ 5,986
                                                                =======    =======

See accompanying notes.

WELLS ALUMINUM CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

1. General

      Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including building/construction, transportation, durable goods and equipment/electrical.

2. Basis of Presentation

      The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the six months ended June 27, 1999. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

5. Inventories

      The aluminum component of inventories, representing 64% and 67% of total inventories at June 27, 1999 and December 31, 1998, respectively, is stated at the lower of cost or market, using the last-in, first-out method (LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market using the weighted average cost method.

      The components of inventories are as follows:


                                                          Jun. 27,     Dec. 31,
                                                            1999        1998
                                                          -------       -------
Raw materials ....................................        $ 9,819       $10,233
Finished goods and work in progress ..............          9,488         9,589
Supplies .........................................            603           572
                                                          -------       -------
    Sub-total ....................................         19,910        20,394
Less LIFO reserve ................................             --            --
                                                          -------       -------
    Inventories ..................................        $19,910       $20,394
                                                          =======       =======

6. Related Party Transactions

      During the six months ended June 28, 1998, the Company purchased aluminum in the amount of $5.4 million from CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), who was, at such time, an owner of 180,362.5 shares of the Company's Class A common stock. On November 13, 1998, the Company repurchased the common stock owned by Venalum, and as of that date, Venalum no longer owned any shares of common stock of the Company. There were no amounts payable to Venalum at June 27, 1999 and December 31, 1998.

7. Indebtedness

      At June 27, 1999 and December 31, 1998, indebtedness consisted of $105.0 million of 10.125% Series B Notes. There were no borrowings outstanding under a revolving credit facility of $15.0 million.

8. Interest Expense, Net of Interest Income

      Interest expense, net of interest income, is as follows:



                                                Three Months Ended     Six Months Ended
                                               ------------------    ------------------
                                               Jun. 27,   Jun. 28,   Jun. 27,   Jun. 28,
                                                 1999      1998       1999       1998
                                               -------    -------    -------    -------
Interest expense ...........................   $ 2,672    $ 2,672    $ 5,343    $ 5,343
Amortization of debt issuance costs ........       155        155        311        311
                                               -------    -------    -------    -------
    Sub-total ..............................     2,827      2,827      5,654      5,654

Interest income ............................       (90)      (127)      (187)      (249)
                                               -------    -------    -------    -------
    Interest expense, net of interest income   $ 2,737    $ 2,700    $ 5,467    $ 5,405
                                               =======    =======    =======    =======

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

      At June 27, 1999, the Company was party to $13.0 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between July 1999 and October 2000, covering 22.1 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The market value of these aluminum futures contracts at June 27, 1999 was $13.0 million. The Company does not engage in any speculative trading of futures contracts.

10. Commitments

      At June 27, 1999, the Company has commitments with 11 North American suppliers to purchase 51.4 million pounds of primary aluminum and aluminum billet through December 31, 1999 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

12. Other Matters

      In April 1999, the Company retained the investment banking firm of ING Baring Furman Selz LLC to assist the Company in exploring strategic alternatives to maximize shareholder value. The alternatives could include taking the Company public, selling the Company, recapitalizing the Company or pursuing acquisitions for profitable growth. ING Baring Furman Selz LLC continues to advise the Company on its strategic alternatives.

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

Basis of  Presentation

      The following discussion of financial condition and the results of operations for the three and six months ended June 27, 1999 and June 28, 1998 are based on the unaudited results achieved by the Company. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end.

      Adjusted EBITDA is defined as earnings before interest expense, income taxes and depreciation and amortization, and excludes LIFO charges or income. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.

Statement of Operations Data:

                                                               Three Months Ended        Six Months Ended
                                                              ---------------------    ---------------------
                                                               Jun. 27,    Jun. 28,     Jun. 27,    Jun. 28,
Amounts in Thousands                                             1999        1998         1999        1998
--------------------                                          ---------   ---------    ---------   ---------
Net Sales - Products ........................................ $  60,780   $  66,855    $ 116,936   $ 127,145
Net Sales - Metal ...........................................        --          --           --       3,529
                                                              ---------   ---------    ---------   ---------
    Net Sales ...............................................    60,780      66,855      116,936     130,674

Cost of Sales - Products ....................................    49,377      56,155       95,247     106,879
Cost of Sales - Metal .......................................        --          --           --       3,491
LIFO Income .................................................        --        (575)          --      (1,095)
                                                              ---------   ---------    ---------   ---------
    Cost of Sales ...........................................    49,377      55,580       95,247     109,275

Gross Profit ................................................    11,403      11,275       21,689      21,399
Operating Profit ............................................     6,174       7,135       11,953      13,362
Net Earnings ................................................ $   1,995   $   2,725    $   3,765   $   4,753

Other Measurement Data:

                                                               Three Months Ended        Six Months Ended
                                                              ---------------------    ---------------------
                                                               Jun. 27,    Jun. 28,     Jun. 27,    Jun. 28,
Amounts in Thousands, Except Per Pound Data                      1999        1998         1999        1998
-------------------------------------------                   ---------   ---------    ---------   ---------
Pounds of Product Shipped ...................................    42,497      44,133       82,120      83,180

Gross Sales - Products ...................................... $  64,035   $  69,826    $ 122,856   $ 132,417
Gross Sales Price per Pound .................................     1.507       1.582        1.496       1.592

Adjusted EBITDA ............................................. $   7,092   $   7,405    $  13,790   $  13,957
Adjusted EBITDA per Pound ...................................     0.167       0.168        0.168       0.168

Average Market Price of Aluminum per Pound .................. $   0.620   $   0.686    $   0.606   $   0.708
Market Price of Aluminum per Pound at Period-End ............        --          --        0.666       0.628

      Aluminum Prices. For the periods indicated, approximately 55-60% of the Company's cost of sales products reflect the cost of aluminum, its principal raw material. The Company seeks to manage aluminum price fluctuations, which can be volatile, principally either by passing aluminum prices through to customers by systematic market indexed pricing or by fixing the cost of aluminum by hedging against committed fixed price sales to customers. As a result, increases and decreases in aluminum prices have generally caused similar increases and decreases in selling prices, sales and costs of sales.

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

Reclassification of Sales and Marketing End Use Data

      In the six months ended June 27, 1999, the Company completed an evaluation of the markets of its customers by the end use codes as established by the Aluminum Association and the Aluminum Extruders Council. These end use codes are used to compile aluminum industry statistics by specific markets. As a result of the evaluation, the Company reclassified certain pounds shipped to its customers during 1999 and 1998 from one market designation to another designation. The analysis of pounds shipped to a specific market contained herein is based on the consistent application of end use codes for the periods under comparison.

Three Months Ended June 27, 1999 Compared to Three Months Ended June 28, 1998

      The Company's net sales, consisting of net sales - products only, decreased to $60.8 million in the three months ended June 27, 1999 from $66.9 million in the three months ended June 28, 1998, a decrease of $6.1 million or 9.1%. Gross sales of value added products, which includes painted, anodized and fabricated products, decreased $1.0 million, or 2.7%, to $36.7 million in the three months ended June 27, 1999 from $37.7 million in the three months ended June 28, 1998. Gross sales of mill finished extrusions decreased $4.9 million, or 15.2%, to $27.4 million in the three months ended June 27, 1999 from $32.3 million in the three months ended June 28, 1998. The gross sales price per pound decreased by 4.9%, reflecting the effect of a decline of $0.066 in the average market price per pound of aluminum and a changing customer and product mix in mill finished sales, offset by a higher percentage of value added sales as compared to mill finished sales and an improved customer and product mix in value added sales.

      Pounds of product shipped decreased 1.6 million pounds, or 3.6%, to 42.5 million in the three months ended June 27, 1999 from 44.1 million pounds of product shipped in the three months ended June 28, 1998. In part, the decrease in shipments reflected a management decision to limit overtime and the use of temporary workers, thereby reducing effective capacity from the level of the prior year. Shipments to commercial construction decreased 0.6 million pounds, primarily due to decreased shipments for several large architectural projects in the prior year. In residential construction, shipments decreased 1.8 million pounds, reflecting a management decision to limit capacity allocated to lower margin residential door and window accounts and lower margin mobile home and manufactured home accounts. Shipments to transportation increased 1.0 million pounds, primarily due to increased shipments to manufacturers of trucks and buses, offset by decreased shipments to a major truck trailer account. In consumer durables, shipments increased 0.4 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 0.5 million pounds, primarily due to decreased shipments to a manufacturer of material handling systems. The decrease of 0.1 million pounds to distributors/other reflected a management decision to limit capacity allocated to this market.

      Cost of sales, consisting of cost of sales - products only, decreased to $49.4 million for the three months ended June 27, 1999 from $55.6 million in the three months ended June 28, 1998, a decrease of $6.2 million or 11.2%. This decrease resulted from a $7.3 million decrease in aluminum costs offset by a $1.1 million increase in operating costs. Variable costs per pound increased to $0.469 in the three months ended June 27, 1999 from $0.446 in the three months ended June 28, 1998, a change of $0.023 per pound. This increase per pound was primarily due to increased labor costs, a greater use of purchased services and increased maintenance expenditures.

      Gross profit increased to $11.4 million in the three months ended June 27, 1999 from $11.3 million in the three months ended June 28, 1998, an increase of $0.1 million or 0.9%.

      Selling, general and administrative expenses increased to $5.2 million in the three months ended June 27, 1999 from $4.1 million in the three months ended June 28, 1998, an increase of $1.1 million or 26.8%. This increase is attributable to increases in compensation costs of $0.2 million resulting from the employment of new management personnel, professional fees of $0.4 million primarily for a non-recurring profit system consulting engagement, sales expenses of $0.1 million for sales promotional materials, and other selling and administrative expenses of $0.4 million.

      Operating profit decreased to $6.2 million in the three months ended June 27, 1999 from $7.1 million in the three months ended June 28, 1998, a decrease of $0.9 million or 12.7%.

      Interest expense, net of interest income, was $2.7 million in the three months ended June 27, 1999 and June 28, 1998. Income tax expense decreased to $1.4 million in the three months ended June 27, 1999 from $1.7 million in the three months ended June 28, 1998, a decrease of $0.3 million, or 17.6%. The effective tax rates for the three months ended June 27, 1999 and June 28, 1998 were 42% and 39%, respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

      Net earnings decreased to $2.0 million in the three months ended June 27, 1999 from $2.7 million in the three months ended June 28, 1998, a decrease of $0.7 million or 25.9%.

      Adjusted EBITDA (as defined herein) decreased to $7.1 million in the three months ended June 27, 1999 from $7.4 million in the three months ended June 28, 1998, a decrease of $0.3 million or 4.1%. The decline in Adjusted EBITDA consisted of a decrease in sales volume of $0.5 million and an increase in operating costs of $2.5 million, offset by an improved sales spread of $2.7 million. The increase in sales spread was affected by the continuing increase in aluminum prices in the three months ended June 27, 1999, since market indexed prices charged to customers increased more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound decreased $0.001 to $0.167 in the three months ended June 27, 1999, reflecting both the lower Adjusted EBITDA and the decreased pounds of product shipped.

Six Months Ended June 27, 1999 Compared to Six Months Ended June 28, 1998

      The Company's net sales decreased to $116.9 million in the six months ended June 27, 1999 from $130.7 million in the six months ended June 28, 1998, a decrease of $13.8 million or 10.6%. Net sales - products decreased to $116.9 million in the six months ended June 27, 1999 from $127.1 million in the six months ended June 28, 1998, a decrease of $10.2 million or 8.0%. Gross sales of value added products increased $0.5 million, or 0.7%, to $71.7 million in the six months ended June 27, 1999 from $71.2 million in the six months ended June 28, 1998. Gross sales of mill finished extrusions decreased $10.2 million, or 16.6%, to $51.2 million in the six months ended

June 27, 1999 from $61.4 million in the six months ended June 28, 1998. The gross sales price per pound decreased by 6.1%, reflecting the effect of a decline of $0.102 in the average market price per pound of aluminum and a changing customer and product mix in mill finished sales, offset by a higher percentage of value added sales as compared to mill finished sales and an improved customer and product mix in value added sales.

      Pounds of product shipped decreased 1.1 million pounds, or 1.3%, to 82.1 million in the six months ended June 27, 1999 from 83.2 million pounds of product shipped in the six months ended June 28, 1998. In part, the decrease in shipments reflected a management decision to limit overtime and the use of temporary workers, thereby reducing effective capacity from the level of the prior year. Shipments to commercial construction increased 0.3 million pounds, primarily due to increased shipments to a number of specialty building products manufacturers. In residential construction, shipments decreased 0.9 million pounds, reflecting a management decision to limit capacity allocated to lower margin residential door and window accounts and lower margin mobile home and manufactured home accounts. Shipments to transportation increased 0.2 million pounds, primarily due to increased business with major truck, bus and specialty vehicle manufacturers offset by decreased shipments to a major truck trailer account. In consumer durables, shipments increased 0.3 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 1.5 million pounds, primarily due to decreased shipments to a manufacturer of material handling systems. The increase of 0.5 million pounds to distributors/other resulted from increases in shipments to distributors of specialty products in the first three months of 1999.

      Cost of sales decreased to $95.2 million for the six months ended June 27, 1999 from $109.3 million in the six months ended June 28, 1998, a decrease of $14.1 million or 12.9%. Cost of sales - products decreased to $95.2 million in the six months ended June 27, 1999 from $106.9 million in the six months ended June 28, 1998, a decrease of $11.7 million or 10.9%. This decrease resulted from a $12.6 million decrease in aluminum costs offset by a $0.9 million increase in operating costs. Variable costs per pound increased to $0.456 in the six months ended June 27, 1999 from $0.441 in the six months ended June 28, 1998, a change of $0.015 per pound. This increase per pound was primarily due to increased labor costs and increased expenditures for extrusion dies, shipping supplies, maintenance items and plant supplies.

      Gross profit increased to $21.7 million in the six months ended June 27, 1999 from $21.4 million in the six months ended June 28, 1998, an increase of $0.3 million or 1.4%.

      Selling, general and administrative expenses increased to $9.7 million in the six months ended June 27, 1999 from $8.0 million in the six months ended June 28, 1998, an increase of $1.7 million or 21.3%. This increase is primarily attributable to increases in compensation costs of $0.5 million resulting from the employment of new management personnel, professional fees of $0.4 million primarily for a non-recurring profit system consulting engagement, sales expenses of $0.2 million for sales promotional materials, and other selling and administrative expenses of $0.6 million.

      Operating profit decreased to $12.0 million in the six months ended June 27, 1999 from $13.4 million in the six months ended June 28, 1998, a decrease of $1.4 million or 10.4%.

      Interest expense, net of interest income, increased to $5.5 million in the six months ended June 27, 1999 from $5.4 million in the six months ended June 28, 1998, an increase of $0.1 million, or 1.9%. Income tax expense decreased to $2.7 million in the six months ended June 27, 1999 from $3.2 million in the six months ended June 28, 1998, a decrease of $0.5 million, or 15.6%. The effective tax rates for the six months ended June 27, 1999 and June 28, 1998 were 42% and 40% respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

      Net earnings decreased to $3.8 million in the six months ended June 27, 1999 from $4.8 million in the six months ended June 28, 1998, a decrease of $1.0 million or 20.8%.

      Adjusted EBITDA (as defined herein) decreased to $13.8 million in the six months ended June 27, 1999 from $14.0 million in the six months ended June 28, 1998, a decrease of $0.2 million or 1.4%. The decline in Adjusted EBITDA consisted of a decrease in sales volume of $0.3 million and an increase in operating costs of $3.6 million, offset by an improved sales spread of $3.7 million. The increase in sales spread was affected by the continuing increase in aluminum prices in the three months ended June 27, 1999, since market indexed prices charged to customers increased more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound was $0.168 in the six months ended June 27, 1999 and June 28, 1998.

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

      As of June 27, 1999, the Company had $105.0 million of Series B Notes outstanding and no borrowings under a revolving credit facility. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including the Series B Notes and the Indenture under which these notes were issued, will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

      The Company believes that cash flow from operating activities, together with borrowings available under a revolving credit facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

      Cash Flows from Operating Activities

      Cash provided by operations for the six months ended June 27, 1999 was $3.1 million as compared to $2.4 million for the six months ended June 28, 1998, an increase of $0.7 million or 29.2%. Cash flow increased primarily as a result of the effect of reduced inventories and increases in accounts payable and accrued expenses, offsetting the effect of increases in accounts payable and reduced net earnings.

      Total working capital at June 27, 1999 was $35.7 million compared to $32.3 million at December 31, 1998, an increase of $3.4 million or 10.5%. Changes in working capital accounts, including a $1.3 million decrease in cash and cash equivalents, reflected factors such as the impact of changing business activity, the timing of incentive compensation payments, the effect of changing aluminum prices, and the timing of interest payments.

      Cash Flows from Investing Activities

      Expenditures for property, plant and equipment for the six months ended June 27, 1999 and June 28, 1998 were $2.5 million and $1.8 million, respectively. The higher expenditure for the six months ended June 27, 1999 reflected funds spent on equipment and tooling for new fabrication business. The Company anticipates that expenditures for property, plant and equipment will approach $4.0 million in 1999 and will average $3.5 million per annum in the following four years. In 1999, approximately $3.0 million of the annual $4.0 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital. In the following four years, approximately $2.5 million of the annual $3.5 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital.

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

      At June 27, 1999, the Company was party to $13.0 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between July 1999 and October 2000, covering 22.1 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The market value of these aluminum futures contracts at June 27, 1999 was $13.0 million. The Company does not engage in any speculative trading of futures contracts.

LIFO Adjustment and Inflation

      The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the three months and six months ended June 27, 1999 and June 28, 1998.

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

      The Company has completed an evaluation of its centralized main computer system and related software and manufacturing equipment and facilities and has determined that this system and the software and manufacturing equipment and facilities are compliant with the Year 2000 requirements. The Company has completed evaluating its other computer systems, microprocessors, EDI systems and other computer based applications for Year 2000 compliance, and all systems and applications excepting the EDI systems are compliant. The Company expects to make the EDI system compliant early in the fourth quarter of 1999.

      The Company continues to contact vendors and customers to determine the extent to which the Company's interface systems are vulnerable to the failure of such companies to remediate their own Year 2000 issues. There is no guarantee that the systems of the Company's vendors and customers on which the Company's systems rely will be modified or converted on a timely basis by such companies and that such Year 2000 issues would not have a material impact on the operations of the Company.

      The Company continues to inquire of its significant suppliers and subcontractors that do not share information systems with the Company ("external agents"). To date, the Company has received 70% of vendor compliance documentation. The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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

Termination of Retirement Plan for Salaried Employees

      The Company has received notification that the Internal Revenue Service has approved the termination of the Retirement Plan for Salaried Employees. In the fourth quarter of 1999, the Company expects to record expense of approximately $1.1 million associated with settling the Retirement Plan for Salaried Employees.

Commitments

      At June 27, 1999, the Company had commitments with 11 North American suppliers to purchase 51.4 million pounds of primary aluminum and aluminum billet through December 1999 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Futures Contracts and Forward Sales Contracts."

Part II - Other Information

Item 6.Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.8 Employment Agreement dated as of March 23, 1999 by and between Wells Aluminum Corporation and William J. Milam.

      10.9 Employment Agreement dated as of March 23, 1999 by and between Wells Aluminum Corporation and Lynn F. Brown

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

                           WELLS ALUMINUM CORPORATION


                            By: /s/ W. Russell Asher
                                ---------------------------------------------
                            W. Russell Asher
                            Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: August 11, 1999