Form 10-Q
period 1999-09-26
WELLS ALUMINUM CORP
filed 1999-11-10
CIK 828737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 10, 1999, the registrant had 729,892.5 shares of Common Stock outstanding.

                                  WELLS ALUMINUM CORPORATION

                                 QUARTERLY REPORT ON FORM 10-Q

                                       TABLE OF CONTENTS



Part I - Financial Information


Item 1.  Financial Statements (Unaudited):                                  Page

           Balance Sheets as of September 26, 1999 and December 31, 1998
           (audited)                                                           1

           Statements of Operations for the three months and the nine months
           ended September 26, 1999 and September 27, 1998                     2

           Statements of Cash Flows for the nine months ended September 26,
           1999 and September 27, 1998                                         3

           Notes to Financial Statements                                       4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                     15


Signatures                                                                    16

Part 1.          Financial Information

Item 1. Financial Statements

WELLS ALUMINUM CORPORATION
BALANCE SHEETS
(Dollars in Thousands)


                                                                                Sep. 26,      Dec. 31,
                                                                                  1998         1999
                                                                               ---------    ---------
                                                                               (Unaudited)
                                                                               ---------
                                       Assets
Current assets:
    Cash and cash equivalents ..............................................   $  12,460    $   7,619
    Accounts receivable, principally trade, less allowances of $480 and $442      35,723       26,213
    Inventories ............................................................      23,626       20,394
    Other current assets ...................................................       3,120        2,319
                                                                               ---------    ---------
        Total current assets ...............................................      74,929       56,545
Property, plant and equipment, at cost less accumulated depreciation .......      29,435       28,276
Debt issuance costs, net of accumulated amortization of  $1,449 and $984 ...       3,300        3,765
Goodwill, net of accumulated amortization of $14,553 and $13,662 ...........      32,471       33,362
Other assets ...............................................................       2,530        2,530
                                                                               ---------    ---------
        Total assets .......................................................   $ 142,665    $ 124,478
                                                                               =========    =========

                        Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, principally trade ....................................   $  26,103    $  14,186
    Accrued expenses .......................................................      11,685       10,053
                                                                               ---------    ---------
        Total current liabilities ..........................................      37,788       24,239
Long-term debt .............................................................     105,000      105,000
Deferred income taxes ......................................................       5,021        5,446
Deferred benefit plan obligations ..........................................       3,015        2,572
                                                                               ---------    ---------
        Total liabilities ..................................................     150,824      137,257
                                                                               ---------    ---------

Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 shares
        authorized and 729,892.5 and 728,642.5 shares issued ...............           7            7
    Additional paid-in capital .............................................          10           --
    Accumulated deficit ....................................................      (7,201)     (11,811)
    Additional minimum pension liability ...................................        (975)        (975)
                                                                               ---------    ---------
        Total stockholders' equity .........................................      (8,159)     (12,779)
                                                                               ---------    ---------
        Total liabilities and stockholders' equity .........................   $ 142,665    $ 124,478
                                                                               =========    =========

See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in Thousands)


                                                Three Months Ended     Nine Months Ended
                                                ------------------     -----------------
                                                Sep. 26,   Sep. 27,   Sep. 26,  Sep. 27,
                                                 1999        1998       1999       1998
                                               --------   --------   --------   --------

Net sales ..................................   $ 63,722   $ 61,903   $180,661   $192,577

Cost of sales ..............................     54,212     51,890    149,462    161,166
                                               --------   --------   --------   --------
Gross profit ...............................      9,510     10,013     31,199     31,411

Selling, general and administrative expenses      5,246      2,589     14,981     10,624
                                               --------   --------   --------   --------

Operating profit ...........................      4,264      7,424     16,218     20,787

Interest expense, net of interest income ...      2,678      2,702      8,145      8,109
                                               --------   --------   --------   --------
Earnings before income taxes ...............      1,586      4,722      8,073     12,678

Income taxes ...............................        742      1,989      3,463      5,194
                                               --------   --------   --------   --------

Net earnings ...............................   $    844   $  2,733   $  4,610   $  7,484
                                               ========   ========   ========   ========

See accompanying notes.

WELLS ALUMINUM CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                   Nine Months Ended
                                                                   -----------------
                                                                 Sep. 26,     Sep. 27,
                                                                   1999        1998
                                                                --------    --------
Operating activities:
Net earnings ................................................   $  4,610    $  7,484
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization .......................      3,409       3,099
        Deferred income taxes ...............................       (223)        530
        Pension curtailment gain ............................       --        (1,564)
        Changes in operating assets and liabilities:
            Accounts receivable, net ........................     (9,510)     (1,264)
            Inventories .....................................     (3,232)        765
            Accounts payable and accrued expenses ...........     15,631      (3,217)
            Other assets and liabilities ....................       (719)       (861)
                                                                --------    --------
Net cash provided by operating activities ...................      9,966       4,972
                                                                --------    --------
Investing activities:

Purchase of property, plant and equipment ...................     (3,211)     (2,337)
                                                                --------    --------
Net cash used in investing activities .......................     (3,211)     (2,337)
                                                                --------    --------
Financing activities:

Proceeds from exercise of stock options .....................         10        --
Payment of cash dividend ....................................     (1,924)       --
                                                                --------    --------
Net cash used in financing activities .......................     (1,914)       --
                                                                --------    --------

Net increase in cash and cash equivalents ...................      4,841       2,635
Cash and cash equivalents at beginning of year ..............      7,619       5,352
                                                                --------    --------

Cash and cash equivalents at end of period ..................   $ 12,460    $  7,987
                                                                ========    ========

See accompanying notes.

WELLS ALUMINUM CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

1.      General

        Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products for several diverse industries including building/construction, transportation, durable goods and equipment/electrical.

2.      Basis of Presentation

        The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the nine months ended September 26, 1999. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

5.      Inventories

        The aluminum component of inventories, representing 58% and 67% of total inventories at September 26, 1999 and December 31, 1998, respectively, is stated at the lower of cost or market, using the last-in, first-out method (LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market using the weighted average cost method.

        The components of inventories are as follows:

                                                         Sep. 26,       Dec. 31,
                                                           1999          1998
                                                         --------       --------
Raw materials ...................................       $ 11,044        $ 10,233
Finished goods and work in progress .............         12,724           9,589
Supplies ........................................            603             572
                                                        --------        --------
    Sub-total ...................................         24,371          20,394
Less LIFO reserve ...............................           (745)           --
                                                        --------        --------
    Inventories .................................       $ 23,626        $ 20,394

6.      Related Party Transactions

        During the nine months ended September 27, 1998, the Company purchased aluminum in the amount of $5.4 million from CVG Industria Venezolana de Aluminio, C.A. ("Venalum"), who was, at such time, an owner of 180,362.5 shares of the Company's Class A common stock. On November 13, 1998, the Company repurchased the common stock owned by Venalum, and as of that date, Venalum no longer owned any shares of common stock of the Company. There were no amounts payable to Venalum at September 26, 1999 and December 31, 1998.

7.      Indebtedness

        At September 26, 1999 and December 31, 1998, indebtedness consisted of $105.0 million of 10.125% Series B Notes. There were no borrowings outstanding under a revolving credit facility of $15.0 million.

8.      Interest Expense, Net of Interest Income

        Interest expense, net of interest income, is as follows:

                                                Three Months Ended     Nine Months Ended
                                                ------------------     -----------------
                                               Sep. 26,    Sep. 27,   Sep. 26,   Sep. 27,
                                                1999        1998       1999       1998
                                               -------    -------    -------    -------
Interest expense ...........................   $ 2,672    $ 2,672    $ 8,016    $ 8,016
Amortization of debt issuance costs ........       155        155        466        466
                                               -------    -------    -------    -------
    Sub-total ..............................     2,827      2,827      8,482      8,482

Interest income ............................      (149)      (125)      (337)      (373)
                                               -------    -------    -------    -------
    Interest expense, net of interest income   $ 2,678    $ 2,702    $ 8,145    $ 8,109
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

        At September 26, 1999, the Company was party to $9.4 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between October 1999 and October 2000, covering 15.8 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The market value of these aluminum futures contracts at September 26, 1999 was $10.9 million. The Company does not engage in any speculative trading of futures contracts.

10.     Commitments

        At September 26, 1999, the Company has commitments with 11 North American suppliers to purchase 25.4 million pounds of primary aluminum and aluminum billet through December 31, 1999 at current market prices at the delivery dates. Management expects that such quantity of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

12.     Labor Agreement

        On November 9, 1999, the Company's collective bargaining agreement with the local union at its two Missouri plants expired. The Company has been negotiating with the union and has presented its final proposal for a new three year contract. The union has scheduled a meeting with its members on the Company's final proposal for Wednesday, November 10, 1999. At this time, the union has not initiated a work stoppage, but there can be no assurance that the union will refrain from such an action. The Company has taken steps to prepare its Missouri plants for any possible work stoppage.

13.     Other Matters

        In April 1999, the Company retained the investment banking firm of ING Barings LLC to assist the Company in exploring strategic alternatives to maximize shareholder value. The alternatives could include taking the Company public, selling the Company, recapitalizing the Company or pursuing acquisitions for profitable growth. ING Barings LLC continues to advise the Company on its strategic alternatives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Wells Aluminum Corporation (the "Company") is a custom extruder, finisher and fabricator of soft alloy aluminum products, serving principally the building/construction, transportation, consumer durables and equipment/ electrical markets. The Company operates a network of seven facilities with 12 extrusion presses, located in six states in the midwestern and southeastern United States, and also has its own casting facility for aluminum billet.

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

Basis of  Presentation

        The following discussion of financial condition and the results of operations for the three and nine months ended September 26, 1999 and September 27, 1998 are based on the unaudited results achieved by the Company. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end.

        Adjusted EBITDA is defined as earnings before interest expense, income taxes and depreciation and amortization, and excludes LIFO charges or income and gain from curtailment of pension plan. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.

Statement of Operations Data:

                                    Three Months Ended       Nine Months Ended
                                    ------------------       -----------------
                                   Sep. 26,   Sep. 27,     Sep. 26,    Sep. 27,
Amounts in Thousands                 1999       1998        1999         1998
-------------------              ---------   ---------    ---------   ---------
Net Sales - Products .........   $  63,722   $  61,903    $ 180,661   $ 189,048

Net Sales - Metal ............        --          --           --         3,529
                                 ---------   ---------    ---------   ---------
    Net Sales ................      63,722      61,903      180,661     192,577

Cost of Sales - Products .....      53,467      52,916      148,717     159,795

Cost of Sales - Metal ........        --          --           --         3,492
LIFO (Income) Charges ........         745      (1,026)         745      (2,121)
                                 ---------   ---------    ---------   ---------
    Cost of Sales ............      54,212      51,890      149,462     161,166

Gross Profit .................       9,510      10,013       31,119      31,411
Operating Profit .............       4,264       7,424       16,218      20,787
Net Earnings .................   $     844   $   2,733    $   4,610   $   7,484


Other Measurement Data:

                                                        Three Months Ended      Nine Months Ended
                                                        ------------------      -----------------
                                                       Sep. 26,    Sep. 27,    Sep. 26,     Sep. 28,
Amounts in Thousands, Except Per Pound Data             1999        1998        1999         1998
                                                     ---------  ----------  ----------   ----------
Pounds of Product Shipped ......................        42,338      42,594     124,408      125,775

Gross Sales - Products .........................     $  66,912  $   64,965  $  189,768   $  197,524
Gross Sales Price per Pound ....................         1.580       1.525       1.525        1.570

Adjusted EBITDA ................................     $   6,115  $    5,776  $   19,906   $   19,735
Adjusted EBITDA per Pound ......................         0.144       0.136       0.160        0.157

Average Market Price of Aluminum per Pound .....     $   0.672  $    0.639  $    0.629   $    0.684
Market Price of Aluminum per Pound at Period-End            --            --     0.715        0.640

         Aluminum Prices. For the periods indicated, approximately 50-60% of the Company's cost of sales - products reflect the cost of aluminum, its principal raw material. The Company seeks to manage aluminum price fluctuations, which can be volatile, principally either by passing aluminum prices through to customers by systematic market indexed pricing or by fixing the cost of aluminum by hedging against committed fixed price sales to customers. As a result, increases and decreases in aluminum prices have generally caused similar increases and decreases in selling prices, sales and costs of sales.

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

Reclassification of Sales and Marketing End Use Data

        In the nine months ended September 26, 1999, the Company completed an evaluation of the markets of its customers by the end use codes as established by the Aluminum Association and the Aluminum Extruders Council. These end use codes are used to compile aluminum industry statistics by specific markets. As a result of the evaluation, the Company reclassified certain pounds shipped to its customers during 1999 and 1998 from one market designation to another designation. The analysis of pounds shipped to a specific market contained herein is based on the consistent application of end use codes for the periods under comparison.

Three Months Ended September 26, 1999 Compared to Three Months Ended September 27, 1998

        The Company's net sales, consisting of net sales - products only, increased to $63.7 million in the three months ended September 26, 1999 from $61.9 million in the three months ended September 27, 1998, an increase of $1.8 million or 2.9%. Gross sales of value added products, which includes painted, anodized and fabricated products, increased $4.8 million, or 13.6%, to $40.1 million in the three months ended September 26, 1999 from $35.3 million in the three months ended September 27, 1998. The increase in value added sales reflected the introduction of a significant fabrication program with a large transportation account. Gross sales of mill finished extrusions decreased $2.9 million, or 9.8%, to $26.8 million in the three months ended September 26, 1999 from $29.7 million in the three months ended September 27, 1998. The gross sales price per pound increased by 3.6%, reflecting the effect of an increase of $0.033 in the average market price per pound of aluminum, a higher percentage of value added sales as compared to mill finished sales and an improved customer and product mix in value added sales, offset by a changing customer and product mix in mill finished sales.

        Pounds of product shipped decreased 0.3 million pounds, or 0.7%, to 42.3 million in the three months ended September 26, 1999 from 42.6 million pounds of product shipped in the three months ended September 27, 1998. The decrease in shipments reflected a reduction in effective capacity from the level of the prior year as a result of a management decision to limit overtime and the use of temporary workers. Shipments to commercial construction were relatively unchanged with increased shipments to store front accounts offsetting reduced shipments to air handling accounts. In residential construction, shipments decreased 2.1 million pounds, reflecting reduced demand at some window and door accounts as well as a management decision to limit capacity allocated to lower margin residential door, window and manufactured housing accounts. Shipments to transportation increased 2.8 million pounds as a result of increased shipments to manufacturers of trucks, school buses and specialty transportation accounts. In consumer durables, shipments remained unchanged with increased shipments to manufacturers of office furniture offsetting slight shipment decreases to manufacturers of pleasure boats and other consumer products. Shipments to equipment/electrical were also unchanged with increased shipments to equipment manufacturers offsetting decreased shipments to manufacturers of electrical products. The decrease in shipments of 1.0 million pounds to distributors/other reflected a management decision to limit capacity allocated to select lower margin distributor accounts.

        Cost of sales, consisting of cost of sales - products only, increased to $54.2 million in the three months ended September 26, 1999 from $51.9 million in the three months ended September 27, 1998, an increase of $2.3 million or 4.4%. This increase resulted from increases in operating costs of $3.6 million and LIFO charges of $1.8 million offset by a $3.1 million decrease in aluminum costs. Variable costs per pound increased to $0.527 in the three months ended September 26, 1999 from $0.441 in the three months ended September 27, 1998, a change of $0.086 per pound. This increase per pound was primarily due to increased labor costs, purchased services and maintenance expenses related to the accelerated introduction of a significant fabrication program and increased maintenance activities related to improving extrusion press and paint line utilization.

        Gross profit decreased to $9.5 million in the three months ended September 26, 1999 from $10.0 million in the three months ended September 27, 1998, a decrease of $0.5 million or 5.0%.

        Selling, general and administrative expenses increased to $5.2 million in the three months ended September 26, 1999 from $2.6 million in the three months ended September 27, 1998, an increase of $2.6 million or 100.0%. This increase is attributable to increases in compensation costs of $0.6 million resulting from the employment of new management personnel, non-recurring costs of $0.3 million related to the new fabrication program, and increases in other selling and administrative expenses of $0.1 million as well as the exclusion of a $1.6 million gain resulting from the curtailment of a defined benefit plan for salaried employees in September 1998.

        Operating profit decreased to $4.3 million in the three months ended September 26, 1999 from $7.4 million in the three months ended September 27, 1998, a decrease of $3.1 million or 41.9%.

        Interest expense, net of interest income, was $2.7 million in the three months ended September 26, 1999 and September 27, 1998. Income tax expense decreased to $0.7 million in the three months ended September 26, 1999 from $2.0 million in the three months ended September 27, 1998, a decrease of $1.3 million, or 65.0%. The effective tax rates for the three months ended September 26, 1999 and September 27, 1998 were 46.8% and 42.1%, respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

        Net earnings decreased to $0.8 million in the three months ended September 26, 1999 from $2.7 million in the three months ended September 27, 1998, a decrease of $1.9 million or 70.4%.

        Adjusted EBITDA (as defined herein) increased to $6.1 million in the three months ended September 26, 1999 from $5.8 million in the three months ended September 27, 1998, an increase of $0.3 million or 5.2%. The increase in Adjusted EBITDA consisted of an improved sales spread of $5.2 million, offset by a small decrease in sales volume of $0.1 million and an increase in total operating costs of $4.8 million. The increase in sales spread was affected by the higher percentage of value added sales as compared to mill finished sales and also by the continuing increase in aluminum prices in the third quarter of 1999, since market indexed prices charged to customers increased more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound increased $0.008 to $0.144 in the three months ended September 26, 1999, reflecting both the higher Adjusted EBITDA and the decreased pounds of product shipped.

Nine Months Ended September 26, 1999 Compared to Nine Months Ended September 27, 1998

        The Company's net sales decreased to $180.7 million in the nine months ended September 26, 1999 from $192.6 million in the nine months ended September 27, 1998, a decrease of $11.9 million or 6.2%. Net sales - products decreased to $180.7 million in the nine months ended September 26, 1999 from $189.0 million in the nine months ended September 27, 1998, a decrease of $8.3 million or 4.4%. Gross sales of value added products increased $5.0 million, or 4.7%, to $111.8 million in the nine months ended September 26, 1999 from $106.8 million in the nine months ended September 27, 1998. The increase in value added sales reflected the introduction of a significant fabrication program with a large transportation account. Gross sales of mill finished extrusions decreased $12.7 million, or 14.0%, to $78.0 million in the nine months ended September 26, 1999 from $90.7 million in the nine months ended September 27, 1998. The gross sales price per pound decreased by 2.9%, reflecting the effect of a decline of $0.055 in the average market price per pound of aluminum and a changing customer and product mix in mill finished sales, offset by a higher percentage of value added sales as compared to mill finished sales and an improved customer and product mix in value added sales.

        Pounds of product shipped decreased 1.4 million pounds, or 1.1%, to
124.4 million in the nine months ended September 26, 1999 from 125.8 million pounds of product shipped in the nine months ended September 27, 1998. The decrease in shipments reflected a reduction in effective capacity from the level of the prior year as a result of a management decision to limit overtime and the use of temporary workers. Shipments to commercial construction increased 0.3 million pounds, primarily due to increased shipments to a number of specialty building products manufacturers, offset by reduced shipments to air handling equipment accounts. In residential construction, shipments decreased 3.0 million pounds, reflecting reduced demand at some door and window accounts as well as a management decision to limit capacity allocated to lower margin residential door, window and manufactured housing accounts. Shipments to transportation increased 3.0 million pounds, primarily due to increased business with major truck, bus and specialty vehicle manufacturers offset by decreased shipments to truck trailer accounts. In consumer durables, shipments increased 0.3 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 1.5 million pounds, primarily due to decreased shipments to a manufacturer of material handling systems. The decrease in shipments of 0.5 million pounds to distributors/other reflected a management decision to limit capacity allocated to select lower margin distributor accounts.

        Cost of sales decreased to $149.5 million in the nine months ended September 26, 1999 from $161.2 million in the nine months ended September 27, 1998, a decrease of $11.7 million or 7.3%. Cost of sales - products decreased to $148.7 million in the nine months ended September 26, 1999 from $159.8 million in the nine months ended September 27, 1998, a decrease of $11.1 million or 6.9%. This decrease resulted from a $15.6 million decrease in aluminum costs offset by increases in operating costs of $1.6 million and LIFO charges of $2.9 million. Variable costs per pound increased to $0.480 in the nine months ended September 26, 1999 from $0.441 in the nine months ended September 27, 1998, a change of $0.039 per pound. This increase per pound was primarily due to increased labor costs, purchased services and maintenance expenses related to the accelerated introduction of significant fabrication program and increased maintenance activities related to improving extrusion press and paint line utilization.

        Gross profit decreased to $31.2 million in the nine months ended September 26, 1999 from $31.4 million in the nine months ended September 27, 1998, a decrease of $0.2 million or 0.6%.

        Selling, general and administrative expenses increased to $15.0 million in the nine months ended September 26, 1999 from $10.6 million in the nine months ended September 27, 1998, an increase of $4.4 million or 41.5%. This increase is attributable to increases in compensation costs of $0.9 million resulting from the employment of new management personnel, non-recurring costs of $0.3 million related to the new fabrication program, non-recurring professional fees of $0.4 million primarily for a profit system consulting engagement, and increases in other selling and administrative expenses of $0.6 million as well as the exclusion of a $1.6 million gain resulting from the curtailment of a defined benefit plan for salaried employees in September 1998 and $0.6 million of miscellaneous income from an insurance refund received in 1998.

        Operating profit decreased to $16.2 million in the nine months ended September 26, 1999 from $20.8 million in the nine months ended September 27, 1998, a decrease of $4.6 million or 22.1%.

        Interest expense, net of interest income, was $8.1 million in the nine months ended September 26, 1999 and September 27, 1998. Income tax expense decreased to $3.5 million in the nine months ended September 26, 1999 from $5.2 million in the nine months ended September 27, 1998, a decrease of $1.7 million, or 32.7%. The effective tax rates for the nine months ended September 26, 1999 and September 27, 1998 were 42.9% and 41.0% respectively, which differed from the federal statutory rate of 35% primarily due to the goodwill amortization and state income taxes.

        Net earnings decreased to $4.6 million in the nine months ended September 26, 1999 from $7.5 million in the nine months ended September 27, 1998, a decrease of $2.9 million or 38.7%.

        Adjusted EBITDA (as defined herein) increased to $19.9 million in the nine months ended September 26, 1999 from $19.7 million in the nine months ended September 27, 1998, an increase of $0.2 million or 1.0%. The increase in Adjusted EBITDA consisted of an improved sales spread of $8.9 million, offset by a decrease in sales volume of $0.4 million and an increase in total operating costs of $8.3 million. The increase in sales spread was affected by the higher percentage of value added sales as compared to mill finished sales and also by the continuing increase in aluminum prices in the second and third quarters of 1999, since market indexed prices charged to customers increased more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound increased $0.003 to $0.160 in the nine months ended September 26, 1999, reflecting both the higher Adjusted EBITDA and the decreased pounds of product shipped.

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

        As of September 26, 1999, the Company had $105.0 million of 10.125% Series B Notes outstanding and no borrowings under a revolving credit facility. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including the Series B Notes and the Indenture under which these notes were issued, will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

        The Company believes that cash flow from operating activities, together with borrowings available under a revolving credit facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

        Cash Flows from Operating Activities

        Cash provided by operations for the nine months ended September 26, 1999 was $10.0 million as compared to $5.0 million for the nine months ended September 27, 1998, an increase of $5.0 million or 100.0%. Cash flow increased primarily as a result of the effect of increases in accounts payable and accrued expenses offsetting the effect of reduced net earnings and increases in inventories and accounts receivable.

        Total working capital at September 26, 1999 was $37.1 million compared to $32.3 million at December 31, 1998, an increase of $4.8 million or 14.9%. Changes in working capital accounts, including a $4.8 million increase in cash and cash equivalents, reflected factors such as the impact of changing business activity, the timing of incentive compensation payments, the effect of changing aluminum prices, and the timing of interest payments.

        Cash Flows from Investing Activities

        Expenditures for property, plant and equipment for the nine months ended September 26, 1999 and September 27, 1998 were $3.2 million and $2.3 million, respectively. The higher expenditure for the nine months ended September 26, 1999 reflected funds spent on equipment and tooling for new fabrication business. The Company anticipates that expenditures for property, plant and equipment will approach $4.0 million in 1999 and will average $3.5 million per annum in the following four years. In 1999, approximately $3.0 million of the annual $4.0 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital. In the following four years, approximately $2.5 million of the annual $3.5 million expenditure is expected to be invested in productivity improvements and capacity enhancements, with the remainder expected to be used for maintenance capital.

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

        At September 26, 1999, the Company was party to $9.4 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between October 1999 and October 2000, covering 15.4 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The market value of these aluminum futures contracts at September 26, 1999 was $10.9 million. The Company does not engage in any speculative trading of futures contracts.

LIFO Adjustment and Inflation

        The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the three months and nine months ended September 26, 1999 and September 27, 1998.

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

        The Company has completed an evaluation of its centralized main computer system and related software and manufacturing equipment and facilities and has determined that this system and the software and manufacturing equipment and facilities are compliant with the Year 2000 requirements. The Company has completed evaluating its other computer systems, microprocessors, EDI systems and other computer based applications for Year 2000 compliance, and all systems and applications excepting the EDI systems are compliant. The Company expects to make the EDI system compliant in the fourth quarter of 1999.

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

Commitments

        At September 26, 1999, the Company had commitments with 11 North American suppliers to purchase 25.4 million pounds of primary aluminum and aluminum billet through December 1999 at current market prices at the delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

                               WELLS ALUMINUM CORPORATION


                               By: /s/ W. Russell Asher
                                  -------------------------------
                               W. Russell Asher
                               Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: November 10, 1999