Form 10-K
period 1999-12-31
WELLS ALUMINUM CORP
filed 2000-03-24
CIK 828737

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                   -----------

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 24, 2000, the registrant had 744,392.5 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I ....................................................................    1

Item 1. Business ..........................................................    1

Item 2. Properties ........................................................    9

Item 3. Legal Proceedings .................................................   10

Item 4. Submission of Matters to a Vote of Security Holders ...............   10

PART II ...................................................................   11

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters ...............................................   11

Item 6. Selected Financial Data ...........................................   11

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................   12

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .......   21

Item 8. Financial Statements and Supplementary Data .......................   22

Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure ..........................................   40

PART III ..................................................................   41

Item 10. Directors and Executive Officers of the Registrant ...............   41

Item 11. Executive Compensation ...........................................   42

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ...................................................   45

Item 13. Certain Relationships and Related Transactions ...................   46

PART IV ...................................................................   47

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ..............................................   47

SIGNATURES ................................................................   48

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

THE COMPANY

     Wells Aluminum Corporation was incorporated in Maryland in November 1967 as the successor to an aluminum extrusion business which began in the early 1950's. Gibbons, Goodwin, van Amerongen ("GGvA") is the sole general partner of Wells Holdings Limited Partnership, which as of December 31, 1999 owned 75.2% of the outstanding shares of the Company's common stock. As a result, GGvA had the controlling interest in the Company and had the power to elect a majority of the directors of the Company and to control all matters submitted to the stockholders of the Company, including approving business combinations involving the Company.

     On February 23, 2000, Norsk Hydro Americas, Inc. ("Norsk Hydro") acquired from Wells Holdings Limited Partnership and the other stockholders of the Company all of the outstanding shares of the Company's common stock. As a result, as of February 23, 2000, Norsk Hydro controls the Company and has the power to elect the directors of the Company.

     Wells is a custom extruder, finisher and fabricator of soft alloy aluminum products, principally for the building/construction, transportation, consumer durables and equipment/electrical markets. In addition to the production of mill finished extrusions, the Company's operations include painting, anodizing and fabrication, which enables the Company to provide its customers with assembly-ready aluminum components and assemblies. The Company shipped approximately 165.5 million pounds of aluminum extrusions in 1999, a decrease of
0.8 million pounds, or 0.5%, over the 1998 shipments of 166.3 million pounds.

     The Company's network of plants consists of seven facilities in six states in the midwestern and southeastern United States. These facilities contain twelve extrusion presses with circle sizes of 7" to 10" and are located to meet various regional demands, minimize transportation costs, balance production requirements among plants and provide single source reliability to large customers. The Company also operates its own casting facility for aluminum billet, enabling the Company to manage its internal billet requirements as well as to recycle its scrap for use in its extrusion operations. The Company believes that its ability to cast the majority of its billet needs provides a cost advantage over those extruders without an internal casting capability.

     The Company sells its products to approximately 800 customers primarily in the building/construction, transportation, consumer durables and equipment/electrical markets. In 1999, the Company's top ten customers received approximately 42% of the Company's shipped volume in pounds sold, with the top twenty-five customers accounting for approximately 60%. In 1999, one customer, Navistar International Corporation, accounted for 15.1% of the Company's gross sales measured in dollars.

     The Company focuses on long-term customer relationships to maintain and enhance its business prospects. Approximately two-thirds of the Company's 1999 sales in extrusion pounds shipped were made to customers that have been customers of the Company for more than ten years. The Company believes that its relatively stable customer base is attributable, in part, to the Company's ability to provide a high level of customer service, engineering expertise and quality products at competitive prices.

PRODUCTS

     Through its regional plant system, Wells is able to produce a broad range of extruded, finished and fabricated aluminum products used by its customers in the manufacture of their end products. In 1999, over 90% of the products sold by the Company were designed and manufactured according to individual customer specifications. The Company believes that the large share of customized products sold by the Company can be attributed to product quality, a high level of customer service, the coordination between its sales force and engineering staff at each plant, engineering design capabilities, and its extensive extrusion, finishing and fabrication capabilities.

     Building/Construction

     In the building/construction market, the Company produces extrusions and fabricated products for residential and commercial window and door frames, storm doors, vents and louvers, railings, stadium seating systems, patio enclosures and a variety of architectural specialty applications. The Company also manufactures and markets a proprietary line of sliding patio doors and a line of commercial entrance doors and storefront systems. In 1999, shipments to customers in the building/construction market represented approximately 41% of the Company's total pounds sold. Of the pounds sold in this market, approximately 54% were shipped to customers in the residential segment with the remaining pounds being shipped to customers in the commercial segment.

     Transportation

     In the transportation market, the Company produces extrusions and fabricated products for truck cabs, truck trailers, recreational vehicles, golf carts, utility trailers and automotive accessories. The Company also produces a number of complex assemblies, including door assemblies and structural sub frames for use in Class 8 truck tractors and complete window assemblies for use in school buses and delivery vans. In 1999, approximately 28% of the Company's total pounds sold were shipped to customers in the transportation market.

     Consumer Durables

     In the consumer durables market, the Company produces extrusions and fabricated products for a wide range of applications, including the manufacture of high-end office furniture and pleasure boats. In 1999, shipments to customers in the consumer durables market represented approximately 11% of the Company's total pounds sold.

     Equipment/Electrical

     In the equipment/electrical market, the Company produces extrusions and fabricated products for applications such as heat sinks and electronic component mounting systems, electrical distribution and commercial lighting systems, material handling systems, and industrial guarding and fixturing systems. In 1999, approximately 7% of the Company's total pounds sold were shipped to customers in the equipment/electrical market.

     Distributors

     For the distributor market, the Company produces extruded products which the distributors then resell to manufacturers, contractors and other industrial end users. The Company's focus in the distribution market is on producing application specific components, which are sold via specialty, value added distributors. The Company does not regularly participate in the stock shape/metal service center portion of the distribution market. Thus, the Company believes that the end use of products produced for distributors and then resold tends to parallel the uses of customers which the Company serves directly. In 1999, shipments to distributors represented approximately 13% of the Company's total pounds sold.

MANUFACTURING

     Wells' manufacturing processes involve casting, extruding, finishing and fabricating soft alloy aluminum. The Company's operations and engineering activities are directed by its Vice President, Operations, from the Company's corporate headquarters. Management of production activities is structured to provide strong decentralized plant operations in combination with certain centralized corporate functions. Each plant location, of which there are seven, is managed by an operations manager, who in most cases, is supported by a plant manager. Operations management focuses on plant site issues, such as customer service, delivery, product quality, productivity, operating costs and labor, that are directly under operations control.

     Casting

     The Company has two casting furnaces and ancillary equipment which are used to produce aluminum billet. The first step in the casting process is to melt primary aluminum and aluminum scrap in a large furnace. The molten aluminum is either directly alloyed in this furnace or transferred to another furnace where the alloying materials are added. The aluminum is then cast into logs of varying diameters with lengths of up to 16 feet. Next, these logs are heated and then cooled at a controlled rate to allow the cast aluminum to achieve the optimally distributed chemical composition for extrusion, a process called homogenization. Afterwards, some aluminum logs are cut into shorter lengths called billets, the main raw material for the production of aluminum extrusions. Aluminum logs and billets are then transferred to the Company's extrusion plants for subsequent production of aluminum extrusions.

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

RAW MATERIALS

     Wells' principal raw material for aluminum extrusions is aluminum billet, the majority of which the Company produces at its own casting facility. The main materials used in the production of billet are primary aluminum ingot and aluminum scrap. In 1999, the Company purchased its primary aluminum requirements pursuant to supply agreements with six North American suppliers at current market prices at the delivery dates. Over 54% of the aluminum scrap required in 1999 was sourced from the Company's own manufacturing processes. The remaining requirements for primary ingot and scrap were purchased from a variety of metal and scrap brokers and dealers.

     For 2000, the Company has secured commitments with five North American suppliers to purchase primary aluminum for its casting requirements at current market prices at the delivery dates. Over 50% of the aluminum scrap required for 2000 is expected to be sourced from the Company's own manufacturing processes. The Company believes that its remaining requirements for primary ingot and scrap are readily available in the open market from metal and scrap brokers and dealers.

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

The Company limits its hedging activities to committed sales and does not engage in speculative hedging. As a further control technique, the Company maintains its inventory at levels consistent with operating needs (32.5 days on hand) through centralized purchasing and logistics, and sells any excess primary aluminum in the open market, closely matching the cost of metal purchased to the price of such metal sold. Notwithstanding the Company's efforts, any increase in the cost of aluminum purchases could have an adverse effect on the Company's financial condition and operations if the Company is unable to pass such increases to its customers or it does not effectively hedge against such aluminum price changes.

CAPITAL IMPROVEMENTS

     Capital expenditures for 1999 totaled $5.7 million, with expenditures of $0.8 million on cast house improvements, $0.6 million on extrusion press upgrades, $0.3 million on finishing capabilities, $2.7 million on additional fabrication capabilities, and $1.3 million on other capital items. Since the middle of 1995, the Company has focused the majority of its capital investment on technology and productivity improvements in extrusion and casting that support the Company's marketing initiatives. These investments generally have expected paybacks of less than 18 months and have increased capacity without requiring the acquisition of major new equipment.

     In 1999, the Company enhanced its fabrication manufacturing capabilities in Sidney, Ohio, in response to the introduction of a significant new fabrication program with a large transportation account. Capital investments included leasehold improvements related to a move to a new leased manufacturing facility and the purchase of new fabrication equipment and tooling.

     Under the ownership of Norsk Hydro, the Company will be preparing a new capital expenditure program for the years 2000-2004. In its original capital expenditure program, the Company expected to make capital expenditures of at least $3.5 million in 2000 and 2001 and approximately $3.5 million annually from 2002 through 2004. Approximately $1.0 million of the annual expenditure for the years 2000-2004 was expected to be used for maintenance capital with the remainder invested in productivity improvements and capacity enhancements.

     In 2000, the Company plans to initiate the acquisition of a new 10" extrusion press rather than rebuild an existing 10" extrusion press. In addition, for the years 2000 through 2004, the Company will continue its program of updating and modernizing its extrusion presses, increasing the extrusion capacity of each press by at least 10% per press and reducing scrap generated in the process by 1.5%. The Company believes that by upgrading its extrusion presses, the Company will receive 90% of the productivity benefits realized by replacing equipment but at 50% of the capital investment required. The Company will continue to invest selectively in advanced computer isothermal control equipment, where cost justified, to further enhance extrusion press productivity.

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

      Two  regional  sales  managers,  located  in the  East and  Midwest,  have day-to-day responsibility for directing the sales force and implementing agreed-to market and customer strategies. In addition, there is a sales manager specifically for patio doors and a sales manager specifically for architectural products and select national accounts. These sales managers work hand-in-hand with the operations managers at each plant location to coordinate customer service and tailor their sales activities to meet the business needs of the plants. This arrangement allows field sales and operations personnel to react to changing market conditions, while facilitating a uniform approach to the market and the reassignment of production requirements among plants when warranted to maintain customer service or plant utilization. In addition to the sales managers, the Company employs nine direct sales persons and utilizes four independent manufacturers' representatives for its extrusion and fabrication businesses. The Company also utilizes a number of specialty representatives for its patio door and architectural product, including commercial door, businesses. Compensation for the direct sales force is comprised of salary plus performance-based bonuses.

     The Company has implemented a program to upgrade its field sales organization, which continued in 1999. Key elements include increasing the responsibility of sales managers and representatives for account strategy development and forecasting, providing easy access to the Company's central data bases via portable laptop computers, adding additional employed sales personnel, and tying sales manager compensation to account profitability.

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

     Pricing and Hedging Programs

     The Company offers its customers three basic pricing alternatives: forward sales contracts; market indexed sales pricing; that is, formula pricing; and open market sales pricing. These alternatives can be tailored to meet a customer's specific market and risk management requirements.

     Forward sales contracts, accounting for approximately 26% of total pounds sold by the Company in 1999, are "take or pay" agreements negotiated with long-standing customers. These contracts fix the sales price at which the Company agrees to sell and the customer agrees to purchase a specified quantity of aluminum extrusions in the future. These contracts typically cover a substantial portion of the customer's requirements for a three to six month period. The fixed sales price is based on the price at which aluminum can be hedged for future delivery plus a conversion spread to cover operating costs and provide a profit margin.

     The Company also offers to long-standing customers a formula pricing mechanism which adjusts pricing monthly based on aluminum price movements. Monthly price changes are based on the Midwest Transaction Price Average (the "MWTP"), plus a negotiated spread to cover operating costs and provide a profit margin. Formula pricing allows the Company to stay current with the aluminum market, balancing upward and downward movements on a monthly basis. In 1999, approximately 59% of total pounds sold were sold by the Company using the formula pricing mechanism.

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

     Product Delivery

     In 1999, Wells distributed approximately 60% of its products through its own fleet of 32 tractors and 142 trailers. All of the Company's tractors are leased whereas all of its trailers are owned. The Company believes that its selected use of its tractor-trailer fleet enhances the level of service to its long-standing customers by enabling more timely delivery with less damage. The Company also uses motor common carriers for certain hauls, such as partial truck loads and situations where no back haul of aluminum scrap is available, when cost effective.

COMPETITION

     The North American aluminum extrusion market is reasonably fragmented and highly competitive in that there are still over 100 extruders who operate more than 170 extrusion plants with more than 450 extrusion presses. Consolidation has been taking place in aluminum extrusion industry. In the past two years, ALCOA Inc. has acquired Alumax, Inc., including its thirteen extrusion facilities, and Excel Extrusions Inc., a single extrusion facility. Also in past two years, William L. Bonnell, Inc. has acquired three extrusion facilities from Reynolds Metals Company and Exal Aluminum Inc. adding another two extrusion facilities. In 1999, Caradon Indalex, a division of Caradon Limited, acquired Easco Corporation, including its six extrusion facilities. Currently, ALCOA is attempting to complete its acquisition of Reynolds Metal Company.

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

     Competitors in the U.S. aluminum extrusion market include the extrusion businesses of primary aluminum producers, such as ALCOA and Kaiser Aluminum Corporation, and sizeable multi-plant independent extruders, such as Aluminum Shapes, Inc., Caradon/Easco, Bonnell, and V.A.W. of America, Inc. Competitors also include small local operators, such as Elixir Industries, Western Extrusions Corp., Jordan Company, and Astro Shapes, Inc., and Canadian and Mexican exporters, such as Caradon Indalex and Cuprum S.A. de C.V.

     Material Substitution

     A factor potentially affecting the Company's future operating performance is material substitution. Other materials, such as vinyl and rolled steel, may be used as substitutes for aluminum extrusions in certain markets and under certain circumstances. Over the past decade, vinyl, with its penetration of the residential window and door market, has been the most commonly used substitute for aluminum extrusions. Industry forecasts indicate that the movement away from aluminum in this market has slowed and that aluminum should essentially maintain its unit volume (though not its market share in the window and door market) over the next several years. In areas where the Company does significant business, such as window components for the modular and mobile home segments, which represented approximately 9% of pounds sold by the Company in 1999, vinyl is a less attractive substitute due to cost and strength limitations. Rolled steel may be another substitute for aluminum when aluminum costs rise to such an extent that rolled steel becomes a viable economic alternative for certain manufacturing needs. However, the Company estimates its participation in markets which may utilize rolled steel to be approximately 2% of the pounds sold by the Company in 1999. An increase in the use of substitutes for aluminum extrusions could have a material adverse effect on the financial condition and operations of the Company.

EMPLOYEES

     As of December 31, 1999, Wells employed 1,682 full time employees, 841 of whom are covered by collective bargaining agreements at five plant locations. These collective bargaining agreements are with local unions of the United Steel Workers of America, representing workers at two plant locations, the International Brotherhood of Teamsters, representing workers at two plant locations, and the International Union of United Automobile, Aerospace and Agricultural Implement Workers (the "UAW"), representing workers at one plant location. The Company's collective bargaining agreements are independently negotiated at each plant location and expire on a staggered basis.

     The Company believes that its labor relationships with employees, union and non-union, are generally satisfactory. In January 1999, a new collective bargaining agreement was negotiated at the Company's plant in Moultrie, Georgia prior to the expiration of the old agreement. In November 1999, the Company reached an impasse with the local union at the Company's plants in Monett and Cassville, Missouri, and subsequently implemented its last, best and final contract offer. No new agreement has been signed. Since implementing the Company's last, best and final offer, there have been no work stoppages or other union actions taken.

     The Company is committed to maintain or improve its labor relations with employees, union and non-union. However, there can be no assurance that there will be no further union organizing activities or no further work stoppages or other union actions in the future. A future work stoppage or other union action could have a material adverse effect on the financial performance of the Company.

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

     In 1998, the Environmental Protection Division of the Georgia Department of Natural Resources approved the Company's work plan for the modification of its waste water treatment facilities at its Moultrie, Georgia facility. Under the work plan, which calls for the end of direct discharge of treated waste water and connection to the City of Moultrie sewer system, three settling ponds on the Company's property would be removed from service and their remaining structural components stabilized and capped in place. Phase 1 of the work plan, the reinforcement of pond berms, and the first pond under Phase 2 of the work plan, the stabilizing and capping of the ponds, have been completed. The stabilizing and capping of the two remaining ponds is scheduled to be completed in 2000. The total cost of the work plan will be approximately $2.1 million, of which $1.85 million was recorded as selling, general and administrative expense in 1998.

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


ITEM 2. PROPERTIES

         Wells has seven production facilities, which enable the Company to serve customers effectively in markets in the East, Midwest and Southeast. The following table describes owned and leased properties as of December 31, 1999. None of the owned properties is subject to an encumbrance that is material to the Company's operations.


                                                                      Site                      Facilities
                                                                  -----------------        ------------------
         Location                  Operations                     Acres  Own/Lease         Sq. Ft.  Own/Lease
-------------------------------------------------------------------------------------------------------------
   Monett, Missouri             Extrusion, painting,               21.1   Owned            185,000   Owned
                                casting                             0.3   Leased

   Cassville, Missouri          Fabrication                         9.6   Owned             32,224   Owned
                                                                    0.5   Owned

   North Liberty, Indiana       Extrusion, anodizing,              48.9   Owned            215,890   Owned
                                fabrication

   Kalamazoo, Michigan          Extrusion, complex                 23.3   Owned            132,784   Owned
                                fabrication

   Sidney, Ohio                 Complex fabrication                17.7   Leased           209,150   Leased
                                                                    4.8   Owned

   Belton, South Carolina       Extrusion, painting,               54.5   Owned            165,000   Owned
                                fabrication


   Moultrie, Georgia            Extrusion, anodizing,              24.1   Leased           315,352   Leased
                                fabrication                        65.3   Owned

     In December 1999, the Company leased a new manufacturing facility, a 106,500 square foot facility on 14.0 acres, in Sidney, Ohio. This new facility replaces an existing manufacturing facility, a 60,400 square foot facility on
3.7 acres. In early 2000, the Company was released from its lease obligation on the existing manufacturing facility, and has sold real property encompassing 4.8 acres of unimproved land next to that facility.

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


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Wells held its annual meeting of stockholders on December 14, 1999 during which the stockholders voted on: (1) the election of eight directors of the Company to serve until the 2000 annual meeting of stockholders and until their respective successors are duly elected and qualified, and (2) the appointment of Ernst & Young LLP as the Company's auditors to serve at the discretion of the Board of Directors. The directors nominated and duly elected were Russell W. Kupiec, W. Russell Asher, Lynn F. Brown, Elizabeth Varley Camp, Todd Goodwin, Edward R. Heiser, Leo A. McCafferty, Jr. and Lewis W. van Amerongen. The stockholders approved all actions presented to them at the annual meeting.

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

     On February 23, 2000, pursuant to a Stock Purchase Agreement among Norsk Hydro, Norsk Hydro USA L.P. and the stockholders of the Company, Norsk Hydro acquired all of the outstanding shares of Class A common stock of the Company for approximately $58 million. In connection with the sale of the Company, all of the Company's outstanding stock options were settled during the first quarter of 2000.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth summary financial data with respect to Wells for the periods ended and as of the dates indicated. The summary historical financial data for the five years ended December 31, 1999 are derived from the audited financial statements of the Company. The following table should be read in conjunction with the Company's financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information included elsewhere herein. All amounts are in thousands.


                                                             Fiscal Year Ended December 31,
Statement of Operations Data:                      1999          1998          1997          1996          1995
                                                   ----          ----          ----          ----          ----
  Net sales ............................         $246,194      $251,191      $267,349      $228,161      $232,555
  Cost of sales ........................          205,816       209,368       225,681       191,206       194,414
                                                 --------      --------      --------      --------      --------
  Gross profit .........................           40,378        41,823        41,668        36,955        38,141
  Selling, general and
    administrative expenses ............           20,714        16,093        17,446        15,877        16,211
  Compensation from
    settlement of employee
    stock options ......................               --            --         4,070            --            --
                                                 --------      --------      --------      --------      --------
  Operating profit .....................           19,664        25,730        20,152        21,078        21,930
  Interest expense (a) .................           10,838        10,806         8,390         5,176         7,087
  Income taxes .........................            3,929         6,157         5,073         7,059         6,262
                                                 --------      --------      --------      --------      --------
  Earnings before extraordinary
    losses (b) .........................          $ 4,897       $ 8,767       $ 6,689       $ 8,843       $ 8,581
                                                  =======       =======       =======       =======       =======

                                                                      As of December 31,
 Balance Sheet Data:                                1999          1998          1997         1996           1995
                                                    ----          ----          ----         ----           ----
  Cash and cash equivalents ............          $ 8,239       $ 7,619       $ 5,352       $   277       $   342
  Working capital ......................           38,027        32,306        29,989        18,175        19,355
  Inventories ..........................           23,213        20,394        20,209        19,838        19,972
  Property, plant and equipment, net ...           30,994        28,276        27,269        26,723        26,489
  Total assets .........................          133,413       124,478       125,383       108,726       112,261
  Total indebtedness ...................          105,000       105,000       105,000        40,091        51,683
  Total stockholders' (deficit) equity .          (6,914)      (12,779)      (16,068)        34,472        25,246

Notes to Selected Financial Data:

(a) Interest expense includes amortization of debt issuance costs of $621, $622, $593, $495 and $570 for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively, and is net of interest income of $471, $504 and $452 for the years ended December 31, 1999, 1998 and 1997.

(b) Earnings before extraordinary loss excludes an extraordinary loss of $1,292 (net of applicable income taxes of $826) on the refinancing of debt in 1997.

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

Basis of Presentation

         The following discussion of financial condition and the results of operations for the years ended 1999, 1998 and 1997 is based on the historical, audited results achieved by the Company. The following tables set forth for the periods indicated, net sales, gross profit, operating profit and net earnings, and for performance and other measurements, pounds of product shipped, gross sales price per pound, Adjusted EBITDA (as defined below) and Adjusted EBITDA per pound. The table also includes average market prices of aluminum per pound and market price of aluminum per pound at period-end. All amounts are in thousands except for per pound data.

         Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization of goodwill, and excludes LIFO charges or income, extraordinary items, charges for the capping of settling ponds in 1998, gain or loss from the termination of a pension plan in 1999 and 1998, and compensation from settlement of employee stock options in 1997. Adjusted EBITDA should not be considered in isolation of, nor in substitute for, net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles.

                                                 1999        1998         1997
                                              ---------   ---------    ---------
Statement of Operations Data:
Net Sales - Products ......................   $ 246,194   $ 247,662    $ 235,467
Net Sales - Metal .........................          --       3,529       31,882
                                              ---------   ---------    ---------
    Net Sales .............................     246,194     251,191      267,349
Cost of Sales - Products ..................     204,393     208,636      192,201
Cost of Sales - Metal .....................          --       3,492       31,409
LIFO Charges (Income) .....................       1,423      (2,760)       2,071
                                              ---------   ---------    ---------
    Cost of Sales .........................     205,816     209,368      225,681

Gross Profit ..............................      40,378      41,823       41,668
Operating Profit ..........................      19,664      25,730       20,152
Net Earnings ..............................       4,897       8,767        5,397

                                                 1999       1998          1997
                                              ---------   ---------    ---------
Other Measurement Data:
Pounds of Product Shipped .................     165,515     166,260      154,930
Gross Sales - Products ....................   $ 258,598   $ 259,269    $ 244,760
Gross Sales Price per Pound ...............       1.562       1.559        1.580
Adjusted EBITDA ...........................      26,889      26,765       29,970
Adjusted EBITDA per Pound .................       0.162       0.161        0.193
Average Market Price of Aluminum per Pound        0.651       0.672        0.775
Market Price of Aluminum per Pound at
Period-End ................................       0.787       0.599        0.797

     Aluminum Prices. For 1999, approximately 54%, and for 1998 and 1997, approximately 60% of the Company's cost of sales - products reflect the cost of aluminum, its principal raw material. The Company seeks to manage aluminum price fluctuations, which can be volatile, principally either by passing aluminum prices through to customers by systematic market indexed pricing or by fixing the cost of aluminum by hedging against committed fixed price sales to customers. As a result, increases and decreases in aluminum prices have generally caused similar increases and decreases in selling prices, sales and costs of sales, and generally have had little impact on the Company's level of profitability for the periods described herein.

     Business Activity. The Company's experience indicates that pounds of product shipped has a direct impact on profitability, since a significant portion of the Company's operating costs are semi-variable or fixed. The Company defines pounds of product shipped as the weight of all extrusions shipped, including those pounds transferred within the Company from which it manufactures fabricated parts, components and assemblies, but excluding the pounds of aluminum related to excess metal sales as described herein.

     Financial and Other Measures. The Company believes that its ability to manage its sales spread (gross sales minus aluminum costs), control variable and semi-variable spending and minimize its fixed cost structure are significant determinants of profitability and resultant cash flow. The Company, therefore, monitors its sales spread per pound, variable and semi-variable costs per pound and fixed costs per pound, focusing on operating profit as a key performance measure. In addition, the Company monitors Adjusted EBITDA, as it is relevant for debt covenant analysis under the New Credit Agreement (as defined herein) and it can also be used as a measure of the Company's ability to service its debt.

     LIFO Inventory. The Company values its aluminum inventory under the last-in, first-out (LIFO) method. During periods of rising aluminum prices, compared to historical LIFO inventory values, the Company may incur LIFO charges, which will reduce taxable income, and when aluminum prices subsequently decline, the Company may recognize LIFO income, which will increase taxable income. As a result of fluctuations in earnings levels resulting from the application of LIFO, the Company excludes LIFO charges and income from certain measures, such as Adjusted EBITDA.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The Company's net sales decreased to $246.2 million in 1999 from $ 251.2 million in 1998, a decrease of $5.0 million or 2.0%. Net sales - products decreased to $246.2 million in 1999 from $247.7 million in 1998, a decrease of $1.5 million or 0.6%. Gross sales of value added products increased $9.2 million, or 6.5%, to $151.4 in 1999 from $142.2 million in 1998. The increase in value added sales reflected the introduction of a significant fabrication program with a large transportation account. Gross sales of mill finished extrusions decreased $9.5 million, or 8.1%, to $107.5 million in 1999 from $117.0 million in 1998. The gross sales price per pound increased by 0.4%, reflecting a higher percentage of value added sales as compared to mill finished sales and an improved customer and product mix in value added sales , offsetting the effect of a decrease of $0.021 in the average market price per pound of aluminum and a changing customer and product mix in mill finished sales.

     Pounds of product shipped decreased 0.8 million pounds, or 0.5-%, to 165.5 million in 1999 from 166.3 million pounds of product shipped in 1998. The decrease in shipments reflected a reduction in effective capacity from the level of the prior year as a result of a management decision to limit overtime and the use of temporary workers. Shipments to commercial construction increased 0.8 million pounds, primarily due to increased shipments to a number of specialty products manufacturers, offset by reduced shipments to air handling accounts. In residential construction, shipments decreased 5.5 million pounds, reflecting reduced demand at some door and window accounts as well as a management decision to limit capacity allocated to lower margin residential door, window and manufactured housing accounts. Shipments to transportation increased 4.5 million pounds, primarily due to increased business with major truck, bus and specialty vehicle manufacturers. In consumer durables, shipments increased 1.3 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased 1.1 million pounds, primarily due to decreased shipments to a manufacturer of material handling systems. The decrease of 0.8 million pounds of shipments to distributors/other reflected a management decision to limit capacity allocated to select lower margin distributor accounts.

     Cost of sales decreased to $205.8 million in 1999 from $209.4 million in 1998, a decrease of $3.6 million or 1.7%. Cost of sales - products decreased to $204.4 million in 1999 from $208.6 million in 1998, a decrease of $4.2 million or 2.0%. This decrease resulted from a $16.3 million decrease in aluminum costs partially offset by a $12.1 million increase in operating costs. Variable costs per pound increased to $0.512 in 1999 from $0.442 in 1998, a change of $0.070 per pound. This increase was primarily due to increases in labor costs,
purchased   services  and
maintenance expenses related to the accelerated introduction of the significant new fabrication program at Sidney, Ohio and increased maintenance activities related to improving extrusion press, paint and anodizing line utilization.

     Gross profit decreased to $40.4 million in 1999 from $41.8 million in 1998, a decrease of $1.4 million or 3.3%.

     Selling, general and administrative expenses increased to $20.7 million in 1999 from $16.1 million in 1998, an increase of $4.6 million or 28.6%. This increase is attributable to increases in compensation costs of $0.9 million resulting from the employment of new management personnel, non-recurring costs of $0.3 million related to the significant new fabrication program at Sidney, Ohio, an increase of $3.2 million related to the termination and prior curtailment of the Retirement Plan for Salaried Employees (a loss of $1.6 million in 1999 and a gain of $1.6 million in 1998), non-recurring professional fees of $0.4 million for a profit system consulting engagement, and increases of $1.1 million in other selling and administrative expenses as well as expenses of $1.9 million for environmental remediation, which occurred in 1998, and the loss of $0.6 million of miscellaneous income received from an insurance refund in 1998.

     Operating profit decreased to $19.7 million in 1999 from $25.7 million in 1998, a decrease of $6.0 million or 23.3%.

     Interest expense, net of interest income, was $10.8 million in 1999 and 1998, respectively. Income tax expense decreased to $3.9 million in 1999 from $6.2 million in 1998, a decrease of $2.3 million, or 37.1%. The effective tax rates for the years ended December 31, 1999 and 1998 were 44.3% and 41.3%, respectively, which differed from the federal statutory rate of 35% due to the goodwill amortization and state income taxes.

     As a result of the above factors, net earnings decreased to $4.9 million in 1999 from $8.8 million in 1998, a decrease of $3.9 million or 44.3%.

     Adjusted EBITDA, as previously defined herein, increased to $26.9 million in 1999 from $26.8 million in 1998, an increase of $0.1 million or 0.4%. The increase in Adjusted EBITDA consisted of an increase in sales spread of $16.2 million, offset by an increase in operating costs of $15.9 million and a decrease of $0.2 million from slightly reduced sales volume. The increase in sales spread resulted from a significant increase in value added sales and a relatively modest increase in aluminum prices in the last three quarters of 1999 since market indexed prices charged to customers increased relatively more rapidly than the costs charged from aluminum inventory. Adjusted EBITDA per pound increased $0.001 to $0.162 in 1999, reflecting slightly higher Adjusted EBITDA on slightly lower pounds of product shipped.

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

     Pounds of product shipped increased 11.4 million pounds, or 7.4-%, to 166.3 million in 1998 from 154.9 million pounds of product shipped in 1997. Shipments to commercial construction increased 2.2 million pounds, with increased shipments for several large architectural projects offsetting decreased shipments to the commercial door and window market. In residential construction, shipments increased 1.2 million pounds, reflecting increased shipments to suppliers to the mobile and manufactured home market counteracting decreased shipments to suppliers to the residential door and window market. Shipments to transportation increased 4.0 million pounds, with increased shipments to manufacturers of truck trailers, golf carts and utility vehicles and manufacturers of specialty automobile and truck accessories, offsetting declines in delivery van accounts. In consumer durables, shipments increased 2.1 million pounds, reflecting increased shipments to manufacturers of pleasure boats and office furniture. Shipments to equipment/electrical decreased
1.0 million pounds, primarily due to decreased shipments to one specialty industrial account that was adversely impacted by a General Motors strike in 1998. The increase of 2.9 million pounds of shipments to distributors/other resulted mainly from increased shipments to distributors of specialty products serving the southeastern and midwestern markets and increased shipments to distributors in Puerto Rico serving the Caribbean basin.

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

     As of December 31, 1999, the Company had $105 million of New Notes (as defined herein) outstanding and no borrowings under the New Credit Facility (as defined herein). The significant indebtedness incurred by the Company as a result of the Recapitalization in 1997 had several important consequences, the foremost being that interest expense is now substantially higher than it had been prior to the Recapitalization. The ability of the Company to satisfy its obligations pursuant to such indebtedness, including pursuant to the New Notes and the Indenture (under which the New Notes were issued), will be dependent upon the Company's future performance, which, in turn, will be subject to management, financial and other business factors affecting the business and operations of the Company, some of which are not in the Company's control. The Company's liquidity may also be impacted by environmental and other regulatory matters.

     On March 1, 2000, the Company notified holders of the New Notes of its intention to redeem all of the outstanding New Notes at a redemption price of 107.92% of the principal amount plus accrued and unpaid interest to, but not including, March 31, 2000 (the "Redemption Date"). The Company expects to complete redemption of all of the New Notes on the Redemption Date. The aggregate redemption price will be paid by Norsk Hydro on behalf of the Company.

     The Company currently believes that cash flow from operating activities, together with borrowings available under the New Credit Facility, will be sufficient to fund currently anticipated working capital needs and capital expenditure requirements for at least several years. However, there can be no assurance that this will be the case.

Cash Flows from Operating Activities

     Cash provided by operations in 1999, 1998 and 1997 was $8.1 million, $8.7 million and $5.3 million , respectively. In 1999, cash flow decreased primarily as a result of reduced net earnings, reflecting among other things, increased costs related to the accelerated introduction of a significant fabrication program with a major transportation account. In addition, cash flow decreased as a result of increases in accounts receivable and inventories resulting from increased levels of business activity and increased aluminum prices. In 1998, cash flow increased primarily because of improved net earnings and continued emphasis on working capital management, particularly accounts receivable and inventories. In addition, cash flow increased as a result of decreases in accounts receivable and inventories from decreased aluminum prices despite the increased level of business activity. In 1997, cash flow decreased primarily as a result of reduced net earnings, reflecting the non-recurring compensation charge and increased interest costs. In addition, cash flow decreased as a result of increases in accounts receivable and inventories resulting from increased levels of business activity and increased aluminum prices.

     Total working capital at December 31, 1999, 1998 and 1997 was $38.0 million, $32.3 million and $30.0 million, respectively. In 1999, cash and cash equivalents increased $0.6 million to $8.2 million. Increases in current liabilities of $2.6 million were offset by larger increases in current assets, particularly accounts receivable and inventories. In 1998, cash and cash equivalents increased $2.3 million to $7.6 million. Decreases in current assets of $1.1 million were offset by larger decreases in current liabilities, particularly accounts payable relating to metal purchases. In 1997, cash and cash equivalents increased $5.1 million to $5.4 million due in part to the terms and conditions of the New Notes outstanding (see Cash Flows from Financing Activities). Increases in other working capital accounts reflected the impact of increased business activity, the effect of rising aluminum prices, and the change in timing of interest payments.

Cash Flows from Investing Activities

     Expenditures for property, plant and equipment in 1999, 1998 and 1997 were $5.7 million, $3.3 million and $3.0 million, respectively. During the last three years, the Company has successfully increased its casting capacity by 15% and capacities on five extrusion presses by an average of 11% without the acquisition of expensive new equipment. The Company also made investments in CNC mills, benders, saws and presses to increase its fabrication capabilities. In 1999, the Company enhanced its fabrication manufacturing capabilities in Sidney, Ohio, in response to the introduction of a significant fabrication program with a large transportation account. Capital investments included leasehold improvements related to a move to a new leased manufacturing facility and the purchase of new fabrication equipment and tooling.

     Under the ownership of Norsk Hydro, the Company will be preparing a new capital expenditure program for the years 2000-2004. In its original capital expenditure program, the Company expected to make capital expenditures of at least $3.5 million in 2000 and 2001 and approximately $3.5 million annually from 2002 through 2004. Approximately $1.0 million of the annual expenditure for the years 2000-2004 was expected to be used for maintenance capital with the remainder invested in productivity improvements and capacity enhancements.

     In 2000, the Company plans to initiate the acquisition of a new 10" extrusion press rather than rebuild an existing 10" extrusion press. In addition, for the years 2000 through 2004, the Company will continue its program of updating and modernizing its extrusion presses, increasing the extrusion capacity of each press by at least 10% per press and reducing scrap generated in the process by 1.5%. The Company believes that by upgrading its extrusion presses, the Company will receive 90% of the productivity benefits realized by replacing equipment but at 50% of the capital investment required. The Company will continue to invest selectively in advanced computer isothermal control equipment, where cost justified, to further enhance extrusion press productivity.

Cash Flows from Financing Activities

     Cash used in financing activities was $1.8 million and $3.1 million in 1999 and 1998, respectively, as compared to cash provided by financing activities of $2.8 million in 1997. Cash used in financing activities in 1999 included the payment of a cash dividend offset by cash received on the exercise of stock options. Cash used in financing activities in 1998 included the repurchase of common stock (as described herein). Cash provided from financing activities in 1997 resulted from the Recapitalization of the Company (as defined herein).

     On May 28, 1997, the Company issued and sold $105.0 million principal amount of 10.125% Series A Senior Notes (the "Notes") due 2005. The Company is required to make semi-annual payments of interest on the Notes on June 1 and December 1 of each year. As of May 28, 1997, the Company used a portion of the proceeds from the issuance of the Notes to repay an existing credit facility (the "Old Credit Facility") of $21.2 million outstanding (including accrued interest and agency fees) and to retire its $16.3 million (including accrued interest and a prepayment penalty for the early retirement of debt) of 14.125% Senior Subordinated Notes due 2001 (the "Subordinated Notes"). Upon the issuance of the Notes, the Company entered into a new credit facility (the "New Credit Facility"), which provides a $15.0 million secured line of revolving credit maturing on the last business day of June 2002. Under the New Credit Facility, the Company is required to make payments of interest on a monthly or quarterly basis. As of December 31, 1999 and 1998, there were no loans outstanding under the New Credit Facility.

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

Declaration and Payment of Cash Dividend

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

     At December 31, 1999, the Company was party to $9.7 million of aluminum futures contracts through nationally recognized brokerage firms and major metal brokers. These aluminum futures contracts are for periods between January 2000 and October 2000, covering 14.4 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. The market value of these aluminum futures contracts at December 31, 1999 was $10.8 million. The Company does not engage in any speculative trading of aluminum futures contracts.

LIFO Adjustment and Inflation

     The largest component of the Company's cost of sales is aluminum, its principal raw material. Aluminum costs can be volatile, and reported results may vary due to LIFO adjustments, as previously discussed. With the exception of LIFO adjustments, the Company does not believe that inflation has had a significant impact on its results of operations for the years ended December 31, 1999, 1998 and 1997.

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

Year 2000 Systems Compliance

     The year 2000 issue arose out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. It was feared that computer programs with date-sensitive software or equipment with embedded date-sensitive technology might misinterpret a two-digit year code. This error could result in system or equipment failures or miscalculations and disruptions of operations. As of December 31, 1999, the Company had completed all aspects of its year 2000 readiness program and through March 3, 2000, the Company has not experienced any significant problems related to the year 2000 issue.

Retirement Plan for Salaried Employees

     In 1998, the Company recorded a gain of $1.6 million related to the curtailment of the Retirement Plan for Salaried Employees. In 1999, the Company recorded expenses of approximately $1.6 million associated with settling the Retirement Plan for Salaried Employees. These expenses included professional fees of $0.1 million and a loss of $1.5 million related to the termination of the Retirement Plan for Salaried Employees.

     In 1999, the Company amended the Wells Aluminum 401(k) Retirement Plan to provide for additional employee contributions and a profit sharing feature for salaried employees funded at the discretion of the Board of Directors of the Company. The Company's expense related to the profit sharing feature of the Wells Aluminum 401(k) Retirement Plan was $550,000 in 1999.

Commitments and Contingencies

     At December 31, 1999, the Company has commitments with nine North American suppliers to purchase 101.4 million pounds of primary aluminum and aluminum billet from January 2000 through December 2000 at current market prices at the specified delivery dates. Management expects that such quantities of aluminum will be utilized in the normal course of operations during the terms of these agreements.

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

Subsequent Event

     On February 23, 2000, pursuant to a Stock Purchase Agreement among Norsk Hydro, Norsk Hydro USA L.P. and the stockholders of the Company, Norsk Hydro acquired all of the outstanding shares of Class A common stock of the Company for approximately $58 million. In connection with the sale of the Company, all of the Company's outstanding stock options were settled during the first quarter of 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Item 1. Business - Pricing and Hedging Programs" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Contracts and Forward Sales Contracts."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Auditors...............................................23
Balance Sheets as of December 31, 1999 and 1998..............................24
Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997..........................................25
Statements of Stockholders' Equity for the years ended
   December 31, 1999, 1998 and 1997..........................................26
Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997..........................................27
Notes to Financial Statements................................................28
Schedule II -- Valuation and Qualifying Accounts.............................40

                         Report of Independent Auditors


The Board of Directors
Wells Aluminum Corporation

     We have audited the accompanying balance sheets of Wells Aluminum Corporation (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Aluminum Corporation as of December 31, 1999 and 1998, and the results of operations and its cash flows for each of the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                       /s/ Ernst & Young LLP

March 3, 2000
Baltimore, Maryland


                           WELLS ALUMINUM CORPORATION
                                 BALANCE SHEETS
                             (Dollars in Thousands)
                                                                                          December 31,
                                                                                      1999           1998
                                                                                      ----           ----
                                Assets
                                ------
Current assets:
    Cash and cash equivalents ................................................     $  8,239        $  7,619
    Accounts receivable, principally trade, less allowances of $469 and $442 .       30,915          26,213
    Inventories ..............................................................       23,213          20,394
    Other current assets .....................................................        2,479           2,319
                                                                                   --------       ---------
        Total current assets ................................................        64,846          56,545
Property, plant and equipment, at cost less accumulated depreciation ........        30,994          28,276
Debt issuance costs, net of accumulated amortization of  $1,605 and $984 ....         3,144           3,765
Goodwill, net of accumulated amortization of $14,850 and $13,662 ............        32,174          33,362
Other assets ................................................................         2,255           2,530
                                                                                   --------       ---------
        Total assets ........................................................     $ 133,413       $ 124,478
                                                                                   --------       ---------
                    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable, principally trade .....................................     $  19,800       $  14,186
    Accrued expenses ........................................................         7,019          10,053
                                                                                   --------       ---------
        Total current liabilities ...........................................        26,819          24,239
Long-term debt, less current portion ........................................       105,000         105,000
Deferred income taxes .......................................................         5,243           5,446
Deferred benefit plan obligations ...........................................         3,349           2,572
                                                                                   --------       ---------
        Total liabilities ...................................................       140,411         137,257
                                                                                   --------       ---------
Stockholders' equity:
    Common stock, Class A, par value $0.01 per share, 1,100,000 shares
        authorized, 744,392.5 and 728,642.5 shares issued ...................             7               7
    Additional paid-in capital ..............................................           126              --
    Accumulated deficit .....................................................        (6,914)        (11,811)
    Additional minimum pension liability ....................................          (217)           (975)
                                                                                   --------       ---------
        Total stockholders' equity ..........................................        (6,998)        (12,779)
                                                                                   --------       ---------
        Total liabilities and stockholders' equity ..........................     $ 133,413       $ 124,478
                                                                                  =========       =========

See accompanying notes.

                           WELLS ALUMINUM CORPORATION
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                         Year Ended December 31,
                                                                    1999         1998         1997
                                                                    ----         ----         ----
Net sales .................................................      $ 246,194    $ 251,191    $ 267,349
Cost of sales .............................................        205,816      209,368      225,681
                                                                 ---------    ---------    ---------
Gross profit ..............................................         40,378       41,823       41,668
Selling, general and administrative expenses ..............         20,714       16,093       17,446
Compensation from settlement of employee stock options ....             --           --        4,070
                                                                 ---------    ---------    ---------
Operating profit ..........................................         19,664       25,730       20,152
Interest expense, net of interest income ..................         10,838       10,806        8,390
                                                                 ---------    ---------    ---------
Earnings before income taxes and extraordinary item .......          8,826       14,924       11,762
Income taxes ..............................................          3,929        6,157        5,073
                                                                 ---------    ---------    ---------
Earnings before extraordinary item ........................          4,897        8,767        6,689
Extraordinary loss on refinancing of debt,
    net of  applicable income taxes of $826 ...............             --           --       (1,292)
                                                                 ---------    ---------    ---------
Net earnings ..............................................       $  4,897     $  8,767    $   5,397
                                                                 =========     ========    =========

See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in Thousands)



                                                                                           Accumu-         Additional
                                                                         Additional        lated            Minimum
                                                           Common         Paid-In        Earnings           Pension
                                                           Stock          Capital         (Deficit)         Liability         Total
                                                           -----          -------         ---------         ---------         -----
Balance at December 31, 1996 ..................               9           24,390           10,565             (492)          34,472
                                                       --------         --------         --------         --------         --------
     Net earnings for 1997 ....................              --               --            5,397               --            5,397
    Change in additional minimum
        pension liability,
        net of tax of $3 ......................              --               --               --                5                5
                                                       --------         --------         --------         --------         --------
    Comprehensive income ......................              --               --            5,397                5            5,402
    Dividend declared .........................              --          (24,390)         (31,600)              --          (55,990)
    Repurchase of common stock ................              (2)             (48)          (1,167)              --           (1,217)
    Settlement of stock options ...............               2            1,263               --               --            1,265
                                                       --------         --------         --------         --------         --------
Balance at December 31, 1997 ..................               9            1,215          (16,805)            (487)         (16,068)
                                                       --------         --------         --------         --------         --------
    Net earnings for 1998 .....................              --               --            8,767               --            8,767
    Change in additional minimum
        pension liability,
        net of tax of $312 ....................              --               --               --             (488)            (488)
                                                       --------         --------         --------         --------         --------
    Comprehensive income
        (expense) .............................              --               --            8,767             (488)           8,279
    Repurchase of common stock ................              (2)            (241)          (2,823)              --           (3,066)
    Dividend declared .........................              --             (974)            (950)              --           (1,924)
                                                       --------         --------         --------         --------         --------
Balance at December 31, 1998 ..................               7               --          (11,811)            (975)         (12,779)
                                                       --------         --------         --------         --------         --------
    Net earnings for 1999 .....................              --               --            4,897               --            4,897

    Change in additional minimum
        pension liability,
        net of tax of $485 ....................              --               --               --              758              758
                                                       --------         --------         --------         --------         --------
    Comprehensive income ......................              --               --            4,897              758            5,655
    Exercise of stock options .................              --              126               --               --              126
                                                       --------         --------         --------         --------         --------
Balance at December 31, 1999 ..................        $      7         $    126         $ (6,914)        $   (217)        $ (6,998)
                                                       ========         ========         ========         ========         ========

See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)


                                                                                                                        Year Ended
                                                                                                                        December 31,
                                                                                      1999               1998               1997
                                                                                  ---------           ---------           ---------
Operating activities:
Net earnings ...........................................................          $   4,897           $   8,767           $   5,397
Adjustments  to  reconcile  net  earnings  to
  net  cash  provided  by  operating activities:
        Depreciation and amortization ..................................              4,813               4,130               4,270
        Settlement of employee stock options ...........................                 --                  --               1,263
        Deferred income taxes ..........................................               (252)               (278)                 30
        Extraordinary loss on refinancing of debt ......................                 --                  --               1,292
        Changes in operating assets and liabilities:
            Accounts receivable, net ...................................             (4,702)              4,386              (8,320)
            Inventories ................................................             (2,819)               (185)               (371)
            Accounts payable and accrued expenses ......................              5,180              (5,825)              2,471
            Other assets and liabilities ...............................              1,022              (2,328)               (728)
                                                                                      -----               -----               -----
Net cash provided by operating activities ..............................              8,139               8,667               5,304
                                                                                      -----               -----               -----

Investing activities:

Purchase of property, plant and equipment ..............................             (5,721)             (3,334)             (3,035)
                                                                                      -----               -----               -----
Net cash used in investing activities .................................             (5,721)             (3,334)             (3,035)
                                                                                    -----               -----               -----
Financing activities:

Principal payments on long-term debt ..................................                 --                  --             (69,791)
Proceeds from long-term debt ..........................................                 --                  --             134,700
Payment of debt issuance costs ........................................                 --                  --              (4,749)
Proceeds from the exercise of stock options ...........................                126                  --                  --
Payment  of cash dividend .............................................             (1,924)                 --             (55,990)
Prepayment penalty on early retirement of debt ........................                 --                  --                (149)
Purchase of common stock ..............................................                 --              (3,066)             (1,215)
                                                                                  ---------           ---------           ---------
Net cash (used in) provided by financing activities ....................             (1,798)             (3,066)              2,806
                                                                                  ---------           ---------           ---------
Net increase in cash and cash equivalents ..............................                620               2,267               5,075
Cash and cash equivalents at beginning of year .........................              7,619               5,352                 277
                                                                                  ---------           ---------           ---------
Cash and cash equivalents at end of year ...............................          $   8,239           $   7,619           $   5,352
                                                                                  =========           =========           =========

  See accompanying notes.

                           WELLS ALUMINUM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

         Wells Aluminum Corporation (the "Company") is a domestic manufacturer of aluminum extruded and fabricated products sold throughout North America to several diverse industries including building/construction, transportation, durable goods and equipment/electrical. Gibbons, Goodwin, van Amerongen ("GGvA") is the sole general partner of Wells Holdings Limited Partnership, which as of December 31, 1999 owned 75.2% of the outstanding shares of the Company's common stock.

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

Inventories

         The aluminum component of inventories, representing 62% and 67% of total inventories at December 31, 1999 and 1998, respectively, is stated at the lower of cost or market, using the last-in, first-out method (LIFO). The labor, overhead and supplies components of inventories are carried at the lower of cost or market using the first-in, first-out method (FIFO). The outside purchased parts component of inventories are carried at the lower of cost or market using the weighted average cost method.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Maintenance and repairs are charged to operations when incurred, while expenditures having the effect of extending the useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $3,003,000, $2,321,000 and $2,489,000, respectively.

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

Credit Risk

         The Company is potentially subject to concentrations of credit risk with accounts receivable and futures contracts. Although the Company has a diverse customer base, 35% and 31% of the accounts receivable balance was due in aggregate from five customers as of December 31, 1999 and 1998, respectively. The Company performs ongoing credit evaluations of customers and does not require collateral for accounts receivable. The Company evaluates the creditworthiness of the counterparties to the futures contracts and considers nonperformance risk to be remote.

Pension Plans and Other Postretirement Benefits

     In 1998, the Company terminated its defined benefit pension plan for salaried employees, with benefits under the plan curtailed effective September 30, 1998, and with plan assets distributed as of December 31, 1999. In 1999, the Company implemented a defined contribution plan for salaried employees, amending an existing 401(k) plan, with benefits retroactive to January 1, 1999.

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

                           WELLS ALUMINUM CORPORATION

1.   Summary of Significant Accounting Policies (Continued)

Forward Sales Contracts and Futures Contracts (Continued)

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt this new accounting standard beginning January 1, 2001. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings. The Company has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

Related Party Transactions

         During the years ended December 31, 1998 and 1997, the Company purchased aluminum from CVG Industria Venezolana de Aluminio C.A. ("Venalum"), previously an owner of 180,362.5 shares of Class A common stock, with total amounts purchased of $5,371,000 and $69,606,000, respectively.

         In 1987, the Company entered into an agreement with GGvA, pursuant to which GGvA provides financial advisory and other services to the Company. For such services, GGvA was paid an annual retainer of $350,000 in 1999 and 1998, and $250,000 in 1997, plus reimbursement for its out-of-pocket expenses. In addition, GGvA received a fee of $500,000 for financial advisory and other services in connection with the Recapitalization (as herein defined) in 1997.

Stock-Based Compensation

         As described in Note 14, the Company has elected to follow the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, for stock based compensation. Pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, are not included herein since the information is not materially different from the amounts reported.

Revenue Recognition

     Sales of the Company's products are generally unconditional sales that are recorded when the products are shipped and invoiced.

Business Segments

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted effective December 31, 1998, and requires, among other things, that the Company provide financial and descriptive information about its operating segments. Under SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operating decision maker deciding how

                           WELLS ALUMINUM CORPORATION

Business Segments (Continued)

to allocate resources and in assessing performance. The Company has evaluated the adoption of the new standard and has concluded that it has only one reportable operating segment.

     In 1999 and 1998, one customer, Navistar International Corporation, accounted for 15.1% and 10.4%, respectively, of the Company's gross sales measured in dollars.

2.   Inventories

         A summary of inventories at December 31 follows (dollars in thousands):

                                                               1999        1998
                                                              -------    -------
Cost for aluminum and FIFO cost for other components:
    Raw materials ........................................    $11,592    $10,233
    Finished goods and work-in-process ...................     12,339      9,589
    Supplies .............................................        705        572
                                                              -------    -------
                                                               24,636     20,394
    Less LIFO reserve ....................................    ( 1,423)        --
                                                              -------    -------
                                                              $23,213    $20,394
                                                              =======    =======

3.   Property, Plant and Equipment

         A summary of property, plant and equipment at December 31 follows (dollars in thousands):

                                                       1999              1998
                                                     --------          --------
Land .......................................         $    816          $    816
Buildings and improvements .................            9,827             9,138
Machinery and equipment ....................           54,950            50,304
Construction in progress ...................              816               576
                                                     --------          --------
                                                       66,409            60,834
Less accumulated depreciation ..............          (35,415)          (32,558)
                                                     --------          --------
                                                     $ 30,994          $ 28,276
                                                     ========          ========

4. Recapitalization

     In May 1997, the Company issued and sold $105,000,000 principal amount of 10.125% Series A Senior Notes ("Series A Notes") due 2005. In connection with the consummation of the issuance and sale of the Notes, the Company repaid existing indebtedness and entered into a new bank credit facility providing a secured working capital line of $15,000,000, which matures in 2002.

     The offering of the Series A Notes, the repayment of $20,992,000 of indebtedness under an old bank credit facility, the retirement of $15,000,000 of 14.125% Senior Subordinated Notes ("Subordinated Notes") due 2001 and the entering into of a new bank credit facility were part of an overall
recapitalization   of  the   Company   ("Recapitalization").   As  part  of  the
Recapitalization, the Company used a substantial portion of the proceeds received from the issuance and sale of the Series A Notes to pay a special cash dividend to holders of its common

                           WELLS ALUMINUM CORPORATION

4.   Recapitalization (Continued)

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

6.       Declaration and Payment of Cash Dividend

         On December 9, 1998, the Board of Directors of the Company declared a cash dividend of $2.64 per share of Class A common stock, or $1.9 million, to the holders of its common stock, which was paid on January 12, 1999.

7.       Accrued Expenses

         A summary of accrued expenses at December 31 follows (dollars in thousands):


                                                             1999          1998
                                                           -------       -------
Interest ...........................................       $   886       $   900
Salaries, wages and other compensation .............         1,427         1,160
Environmental remediation ..........................         1,588         2,100
Cash dividend on common stock ......................            --         1,924
Other ..............................................         3,118         3,969
                                                           -------       -------
                                                           $ 7,019       $10,053
                                                           =======       =======

                           WELLS ALUMINUM CORPORATION

8.   Debt Obligations

         Credit Agreement

         In May 1997, the Company entered into a $15,000,000 credit agreement ("1997 Credit Agreement") with Credit Agricole Indosuez ("Agent") by amending and restating a 1994 credit agreement. The 1997 Credit Agreement with the Agent is comprised of a $15,000,000 secured line of revolving credit maturing on the last business day of June 2002. Outstanding balances under this agreement are subject to interest, at the Company's option, at either 1.0% over the Agent's prime lending rate or 2.25% over LIBOR. In addition, the Company pays a commitment fee of 0.35% per annum on the average daily unused amounts. The 1997 Credit Agreement also includes available letters of credit of $5,000,000, which have not been used by the Company. There are no additional fees with respect to unused letters of credit.

         The 1997 Credit Agreement contains numerous covenants, including: (a) a limitation on the payment of dividends or the repurchase of common stock; (b) a restriction on redemption or purchase of any indebtedness or the alteration of terms of any indebtedness; (c) a restriction on the incurrence of future indebtedness, capital expenditures, investments, liens, transactions with affiliates and disposition of assets; and (d) the maintenance of specified financial rations and minimum net worth. The Company was in compliance with these covenants at December 31, 1999 and 1998.

     The Company's obligations under the 1997 Credit Agreement are secured by substantially all of the Company's inventories and accounts receivable. No borrowings were outstanding under the 1997 Credit Agreement as of December 31, 1999 and 1998.

     Long-Term Debt

     As of December 31, 1999, the Company had outstanding long-term debt consisting of $105,000,000 aggregate principal amount of 10.125% Series B Senior Notes due 2005.

9.   Interest Expense, Net of Interest Income

     A summary of interest expense, net of interest income, for the years ended December 31 follows (dollars in thousands):


                                                1999          1998        1997
                                             --------     --------     --------
Interest expense ........................    $ 10,688     $ 10,688     $  8,249
Amortization of debt issuance costs .....         621          622          593
                                             --------     --------     --------
                                               11,309       11,310        8,842
Interest income .........................        (471)        (504)        (452)
                                             --------     --------     --------
Interest expense, net of interest .......    $ 10,838     $ 10,806     $  8,390
                                             ========     ========     ========


    Cash paid for interest  amounted to $10,703,000,  $10,674,000 and $8,375,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                           WELLS ALUMINUM CORPORATION

10.  Financial Instruments

         Statement of Financial Accounting Standard No. 107, Disclosures about Fair Values of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value reported in the balance sheets for cash, accounts receivable and accounts payable approximate their fair values. The fair value for long-term debt as of December 31, 1999 was $100,275,000 whereas the fair value of long-term debt as of December 31, 1998 was $98,175,000.

11.      Income Taxes

         Significant components of deferred tax liabilities and assets at December 31 follow (dollars in thousands):


                                                               1999     1998
                                                               ----     ----
Deferred tax liabilities:
     Property, plant and equipment ...................       $6,290       $6,281
    Inventory ........................................          137          167
                                                             ------       ------
Total deferred tax liabilities .......................        6,427        6,448
                                                             ------       ------
Deferred tax assets:
    Pension and benefit plan liabilities .............          427           17
    Accrued liabilities ..............................          329          318
    Environmental remediation ........................          619          819
    Allowance for doubtful accounts ..................          183          172
                                                             ------       ------
Total deferred tax assets ............................        1,558        1,326
                                                             ------       ------
Net deferred tax liabilities .........................       $4,869       $5,122
                                                             ======       ======


     Deferred income taxes are included in the Balance Sheets in other current assets and deferred income taxes.

     A reconciliation of the statutory income tax to the income tax expense included in the Statements of Operations for the years ended December 31 follows (dollars in thousands):


                                                      1999       1998       1997
                                                      ----       ----       ----

Income tax expense calculated at the statutory
    federal income tax rate ....................   $ 3,089    $ 5,224    $ 4,117
Amortization of goodwill .......................       416        416        416
State taxes, net of federal benefits ...........       401        644        518
Prior years' income taxes ......................        --         --         --
Other ..........................................        23       (127)        22
                                                   -------    -------    -------
Income tax expense .............................   $ 3,929    $ 6,157    $ 5,073
                                                   =======    =======    =======


                                                     1999        1998     1997
                                                   -------    -------    -------
Current taxes ..................................   $ 4,182    $ 6,435    $ 5,043
Deferred taxes .................................      (253)      (278)        30
                                                   -------    -------    -------
Income tax expense .............................   $ 3,929    $ 6,157    $ 5,073
                                                   =======    =======    =======

    Cash paid for federal and state income taxes amounted to $4,700,000, $4,575,000 and $4,490,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                           WELLS ALUMINUM CORPORATION

12.  Leases

    The Company leases various facilities and equipment under short-term rental and operating lease agreements. Rent expense under these agreements amounted to $2,002,000, $1,760,000 and $1,752,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Future minimum payments under noncancellable operating leases as of December 31, 1999 are: $1,430,000 in 2000, $964,000 in 2001, $716,000 in 2002, $650,000 in 2003, $570,000 in 2004 and $2,350,000
thereafter.

13. Pension Plans and Other Postretirement Benefits

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

                           WELLS ALUMINUM CORPORATION

13.      Pension Plans and Other Postretirement Benefits (Continued)

                                                                    Pension Benefits: Plans                   Other Postretirement
                                                                     in the United States                      Benefits: All Plans
                                                                  --------------------------            ----------------------------
                                                                     1999              1998               1999               1998
                                                                  --------           --------           --------           --------
Change in Benefit Obligation:
  Benefit obligation at beginning of
      year .............................................          $ 14,291           $ 15,661           $  4,244           $  3,821
  Service cost .........................................               556                832                324                239
  Interest cost ........................................               874              1,030                274                247
  Participants' contributions ..........................                --                 --                 58                 49
  Actuarial (gains) losses .............................            (1,341)             1,802             (1,025)               (73)
  Benefit payments .....................................              (595)              (616)              (174)               (93)
  Plan amendments ......................................               247                 --                119                 54
  Curtailment (gains) losses ...........................                --             (2,190)                --                 --
  Settlements ..........................................            (5,298)            (2,228)                --                 --
                                                                  --------           --------           --------           --------
  Benefit obligation at end of year ....................          $  8,734           $ 14,291           $  3,820           $  4,244
                                                                  ========           ========           ========           ========

Change in Plan Assets:
  Fair value of plan assets at
      beginning of year ................................          $ 14,599           $ 13,142                 --                 --
  Actual return on plan assets .........................             1,199              1,476                 --                 --
  Employer contributions ...............................               383              2,825                 --                 --
  Benefit payments .....................................              (595)              (616)                --                 --
  Settlements ..........................................            (5,298)            (2,228)                --                 --
                                                                  --------           --------           --------           --------
  Fair value of plan assets at
      end of year ......................................          $ 10,288           $ 14,599                 --                 --
                                                                  ========           ========           ========           ========


 Funded Status:
  Funded status at end of year .........................          $  1,553           $    308           $ (3,820)          $ (4,244)
  Unrecognized net actuarial
      (gain) loss ......................................              (784)             2,220             (1,233)              (209)
  Unrecognized prior service cost ......................             1,232              1,132                159                 50
  Unrecognized net asset at date of
      adoption, net of amortization ....................                --                 --              2,156              2,300
                                                                  --------           --------           --------           --------
  Prepaid (accrued) benefit cost .......................          $  2,001           $  3,660           $ (2,738)          $ (2,103)
                                                                  ========           ========           ========           ========
Amounts Recognized in the
  Balance Sheet:
  Prepaid benefit cost .................................          $  1,916           $  2,287                 --                 --
  Accrued benefit liability ............................              (610)              (469)            (2,738)            (2,103)
  Intangible asset .....................................               339                243                 --                 --
  Accumulated other comprehensive
      income ...........................................               356              1,599                 --                 --
                                                                  --------           --------           --------           --------
  Net amount  recognized ...............................          $  2,001           $  3,660           $ (2,738)          $ (2,103)
                                                                  ========           ========           ========           ========

                           WELLS ALUMINUM CORPORATION

13.  Pension Plans and Other Postretirement Benefits (Continued)

    The net periodic benefit cost related to the defined benefit pension plans included the following components (dollars in thousands):

                                           Pension Benefits: Plans in the United States
                                           --------------------------------------------
                                                    1999       1998        1997
                                                  -------     -------     -------
Service cost ..................................   $   556     $   832     $   803
Interest cost .................................       874       1,030       1,005
Expected return on plan assets ................    (1,059)     (1,031)       (836)
Amortization of prior service cost ............       148         132         118
Recognized actuarial (gain) loss ..............        14          21          20
                                                  -------     -------     -------
Net periodic benefit cost .....................       533         984       1,110
Curtailment (gain) loss .......................        --      (1,724)         --
Settlement (gain) loss ........................     1,510         160          --
                                                  -------     -------     -------
Net period benefit cost after curtailments and
    settlements ...............................   $ 2,043     $  (580)    $ 1,110
                                                  =======     =======     =======

Weighted average assumptions as of December 31:
  Discount rate ...............................      8.00%       6.75%       7.25%
  Expected return on plan assets ..............      8.00        8.00        8.00
  Rate of compensation increase ...............        --          --        4.50

     The net periodic benefit cost related to the defined benefit postretirement plans included the following components (dollars in thousands):

                                              Other Postretirement Benefits: All Plans
                                              ----------------------------------------
                                                      1999      1998      1997
                                                    --------  --------   --------
Service cost .....................................   $ 324     $ 239     $ 183
Interest cost ....................................     274       247       243
Amortization of transition obligation ............     144       144       144
Amortization of prior service cost ...............      10         4        --
Amortization of net actuarial (gain) loss ........      (1)      (12)       (2)
                                                     -----     -----     -----
Net periodic benefit cost ........................   $ 751     $ 622     $ 568
                                                      ====      ====      ====
Weighted average assumptions as of December 31:
  Discount rate ..................................    8.00%     6.75%     7.25%


    The health care cost trend rate used to determine the postretirement benefit obligation was 6.0% for 1999, decreasing gradually to an ultimate rate of 5.0% in 2002 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The effect of a one-percentage-point change in these assumed health care cost trend rates would have the following effects (dollars in thousands):

                                                             Increase       Decrease
                                                             --------       --------
Effect on total of service and interest cost component ....     $  82     $ (78)
Effect on postretirement obligation .......................       524      (422)

                           WELLS ALUMINUM CORPORATION

13.  Pension Plans and Other Postretirement Benefits (Continued)

         Employees may participate in the Wells Aluminum 401(k) Retirement Plan which was established as a supplemental retirement plan. Participants may elect a salary reduction of an amount between one and twenty percent of compensation not to exceed the maximum amount permitted under the Internal Revenue Code. The plan provides a matching contribution by the Company in the amount of $0.50 per $1.00 of non-union hourly and salaried participant contributions up to six percent of pay. In 1999, the Company amended the Wells Aluminum 401(k) Retirement Plan to provide for a profit sharing feature for salaried employees funded at the discretion of the Board of Directors. The Company's expense related to the Wells Aluminum 401(k) Retirement Plan was $789,000 in 1999, $81,000 in 1998 and $36,000 in 1997.

14.      Stock Option Plan

         In June 1997, the Board of Directors of the Company approved a stock option plan which authorized up to 65,000 shares of Class A common stock for the plan. The plan provides for the granting of options to officers, other key employees and directors at an exercise price not to exceed the fair market value on the date of the grant as determined by the Board of Directors. Under terms of the plan, the maximum term for the options granted is ten years with the options vesting ratably over a period of four years. In November 1998, the Stock Option Committee of the Company approved and amended the number of shares authorized from 65,000 to 75,650. The options granted have exercise prices ranging from $8.00 to $17.00 a share. All of the options granted in 1997 were at an exercise price of $8.00. In 1998, the Company granted 13,000 options to various Company employees at a weighted average exercise price of $12.29. The weighted average exercise price of options canceled in 1998 was $8.00. In 1999, the Company granted 4,150 options to various employees at a weighted average exercise price of $17.00. As of December 31, 1999, the Company had 48,850 options outstanding at a weighted average price of $9.91 with 11,787 options exercisable at a weighted average exercise price of $9.18. The weighted-average remaining contractual life of the options outstanding as of December 31, 1999 approximates
7.9 years.


                                                        1999          1998
                                                        ----          ----

            Options outstanding at January 1 .        60,450        51,700
            Options exercised ................       (15,750)           --
            Options granted ..................         4,150        13,000
            Options canceled .................            --        (4,250)
                                                      ------        ------
            Options outstanding at December 31        48,850        60,450
                                                      ======        ======
            Options exercisable at December 31        11,787        12,425
                                                      ======        ======

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

                           WELLS ALUMINUM CORPORATION

15.      Futures Contracts (Continued)

         As of December 31, 1999 and 1998, the Company has contracts outstanding with a notional principal amount of $9,721,000 and $18,842,000, respectively, all of which the Company has used to hedge forward sales contracts. At December 31, 1999, the unrealized gain related to the futures contracts was approximately $1,100,000, and at December 31, 1998, the unrealized loss related to the futures contracts was approximately $1,280,000.

16.      Environmental Remediation

         In  1998,  the  Environmental   Protection   Division  of  the  Georgia
Department of Natural Resources approved the Company's work plan for the modification of its waste water treatment facilities at its Moultrie, Georgia facility. Under the work plan, which calls for the end of direct discharge of treated waste water and connection to the City of Moultrie sewer system, three settling ponds on the Company's property would be removed from services and their remaining structural components stabilized and capped in place. Phase 1 of the work plan, the reinforcement of pond berms, has been completed, and the first pond under Phase 2 of the work plan, the stabilizing and capping of the ponds, has also been completed. The stabilizing and capping of the two remaining ponds is scheduled to be completed in 2000. The total cost of the work plan will be approximately $2.1 million of which $1.85 million was recorded as selling, general and administrative expense in 1998.

17.  Commitments and Contingencies

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

18.  Subsequent Events

         On February 23, 2000, pursuant to a Stock Purchase Agreement among Norsk Hydro, Norsk Hydro USA L.P. and the stockholders of the Company, Norsk Hydro acquired all of the outstanding shares of Class A common stock of the Company for approximately $58 million. In connection with the sale of the Company, all of the Company's outstanding stock options were settled during the first quarter of 2000.

         On March 1, 2000, the Company notified holders of the New Notes of its intention to redeem all of the outstanding New Notes at a redemption price of 107.92% of the principal amount plus accrued and unpaid interest to, but not including, March 31, 2000 (the "Redemption Date"). The Company expects to complete redemption of all of the New Notes on the Redemption Date. The aggregate redemption price will be paid by Norsk Hydro on behalf of the Company.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           WELLS ALUMINUM CORPORATION

                                December 31, 1999

                             (Dollars in Thousands)


       COL. A                                COL. B                  COL. C                COL. D         COL. E
--------------------------                 ---------       ----------------------------  ----------    ----------
                                                                   Additions
                                                           ---------------------------
                                            Balance at     Charged to       Charged to                  Balance at
                                            Beginning      Costs and          Other                       End
Description                                 of Period       Expenses         Accounts     Deductions    of Period
-----------                                ---------       --------         --------     --------      ---------

Year Ended December 31, 1999:

Deducted from asset accounts:
  Allowance for doubtful                     $   442         $   150            --     $ (123) (1)       $   469
                                            --------         -------        ------     ------            -------
    Total                                    $   442         $   150            --     $ (123)           $   469
                                            ========         =======        ======     ======            =======
Year Ended December 31, 1998:

Deducted from asset accounts:
  Allowance for doubtful                     $   825         $   150            --     $ (533) (1)       $   442
                                            --------         -------        ------     ------            -------
    Total                                    $   825         $   150            --     $ (533)           $   442
                                            ========         =======        ======     ======            =======

Year Ended December 31, 1997:

Deducted from asset accounts:
  Allowance for doubtful                    $  1,170         $   150            --     $ (495) (1)       $   825
                                            --------         -------        ------     ------            -------
    Total                                   $  1,170         $   150            --     $ (495)           $   825
                                            ========         =======        ======     ======            =======


(1) Uncollectible accounts written off, net of recoveries and adjustments.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table set forth certain information with respect to the individuals who were the directors and executive officers of Wells at December 31, 1999.


            Name                                 Position
--------------------------------         ---------------------------------------
Russell W. Kupiec ..............   52    President, Chief Executive Officer and
                                         Director
W. Russell Asher ...............   57    Senior Vice President, Chief Financial
                                         Officer and Director
Lynn F. Brown ..................   55    Senior Vice President, Sales and
                                         Marketing and Director
William J. Milam ...............   59    Vice President, Business Selection and
                                         Capacity Management
Geoffrey A Nelson ..............   59    Vice President, Human Resources
David J. Raymonda ..............   42    Controller, Secretary and Treasurer
Elizabeth Varley Camp ..........   42    Director
Todd Goodwin ...................   68    Director
Edward R. Heiser ...............   64    Director
Leo A McCafferty ...............   62    Director
Lewis W. van Amerongen .........   59    Director

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

     Leo A. McCafferty retired as Vice President, Operations in May 1999,a position which he had held since July 1996. From October 1995 to July 1996, he served as Vice President, Manufacturing. From May 1993 to October 1995, Mr. McCafferty was President of Solutions Et Al, a consulting company engaged in strategic planning and operations control. Mr. McCafferty has been a director of the Company since December 1997.

    Lewis A. van Amerongen has been a Partner of GGvA since 1970 and has served as a director of the Company since July 1987. Mr. van Amerongen is also a director of Agrifos LLC and Erickson Air-Cranes Co., LLC, two privately held companies.

    Effective as of February 23, 2000, pursuant to the Stock Purchase Agreement among Norsk Hydro, Norsk Hydro USA L.P. and the stockholders of the Company, Ms. Varley Camp and Messrs. Goodwin, Heiser, McCafferty and van Amerongen resigned from their positions as directors. The remaining members of the board of directors then elected Ivar Hafsett, President of Hydro Aluminium S.A., Odd S. Gullberg, President and Chief Executive Officer of Norsk Hydro, and Kendrick T. Wallace, General Counsel of Norsk Hydro, as new directors.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned, whether paid or deferred, to Wells's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for services rendered in all capacities to the Company during the years ended December 31, 1999, 1998 and 1997.

                           Summary Compensation Table
                           --------------------------

                                                                                                           Long-Term
                                                                                                         Compensation
                                                                                                            Awards
                                                                                                          Securities
                                                                         Annual Compensation              Underlying
       Name and Principal Position              Year                    Salary          Bonus              Options
       ---------------------------              ----                    ------          -----              -------
Russell W. Kupiec ............................. 1999                  $ 233,750               --                --
  President and                                 1998                  $ 233,750        $ 132,000                --
    Chief Executive Officer                     1997                  $ 233,750       $1,434,955            15,000

W. Russell Asher .............................. 1999                  $ 150,451               --                --
  Senior Vice President and                     1998                  $ 144,664        $  75,000                --
    Chief Financial Officer                     1997                  $ 140,000        $ 991,042            10,000

Lynn F. Brown ................................  1999                  $ 146,232        $  50,000                --
 Senior Vice President,                         1998                  $ 140,608        $  50,000                --
    Sales and Marketing                         1997                  $ 136,100        $ 167,210             5,000

William J. Milam .............................. 1999                  $ 117,125               --                --
   Vice President, Business Selection and       1998                  $ 113,000        $  22,000                --
    Capacity Management                         1997                  $ 112,067        $ 487,571             1,500

Geoffrey A. Nelson ...........................  1999                  $ 112,279               --                --
  Vice President,                               1998                  $  31,726        $  14,000                --
    Human Resources                             1997                         --               --                --

OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of options made to the Named Officers during fiscal year 1999.

     The following table provides information on the valuation of options held by the Named Officers. Twenty five percent of the options granted to the Named Officers in 1997 will vest and become exercisable on each of the first through fourth anniversaries of the date of the grant. Fifty percent of the options held by the Named Officers were eligible for exercise during fiscal 1999.

                                                  Number of Securities               Value of Unexercised
                                           Underlying Unexercised                    In-the-Money Options
                                              Options at Fiscal Year End             At Fiscal Year End (1)
                                               Exercisable/Unexercisable           Exercisable/Unexercisable
                                               -------------------------           -------------------------
Russell W. Kupiec ...................                 0/7,500                            $0/$525,937.50

W. Russell Asher ....................                 0/5,000                            $0/$350,625.00

Lynn F. Brown .......................               2,500/2,500                     $175,312.50/$175,312.50

Geoffrey A. Nelson .................                 475/1,425                       $29,034.38/$87,103.12

William J. Milam ....................                 750/750                        $52,593.75/$52,593.75

(1) The value of the in-the-money options is based upon a market value of $78.125 per share at December 31, 1999. On February 23, 2000, Norsk Hydro acquired all of the outstanding Class A common shares of the Company for a purchase price of $78.125 per share.

PENSION BENEFITS

     In 1998, the Company terminated the Retirement Plan for Salaried Employees, including the Named Officers, effective December 31, 1998. The Retirement Plan for Salaried Employees was a defined benefit pension plan. In 1999, the Company amended the Wells Aluminum 401(k) Retirement Plan to provide for a profit sharing feature for salaried employees, including the Named Officers, funded at the discretion of the Board of Directors. The Wells Aluminum 401(k) Retirement Plan is a defined contribution pension plan.

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

     The employment agreements with Messrs. Brown, Nelson and Milam continue until March 22, 2001, March 22, 2000 and September 22, 2000, respectively, and are subject to automatic extensions of two years, one year and eighteen months, respectively, if certain Change in Ownership (as defined in such agreements) events occur. If either of such executives is terminated other than for cause or disability, the Company is obligated to continue paying the base salary amount through the end of the contract term, subject to an offset for earnings from other full-time employment, and to maintain benefits for such executive for six months after such termination.

STOCK OPTION PLAN

     In June 1997, the Company adopted and the stockholders of the Company subsequently approved the 1997 Stock Incentive Plan (the "Plan") pursuant to which officers, directors and other key employees of the Company will be granted stock options to purchase shares of Class A common stock. The Plan is administered by either the Stock Option Committee (the "Committee") of the Board of Directors or the Board of Directors (the "Board"). The Committee or the Board will have the discretion to determine the exercise price, the duration and other terms and conditions of such options. The Committee or the Board will have the authority to interpret and construe the Plan, and any interpretation or construction of the Plan by the Committee or the Board will be final and conclusive. Twenty five percent of such outstanding options will vest and become exercisable on each of the first through fourth anniversaries of the date of the grant. In November 1998, the Company adopted and the stockholders of the Company subsequently approved an amendment to the Plan, whereby the number of options available for grant was increased from 65,000 options to 75,650 options. During the year ended December 31, 1999, 4,150 stock options were granted and 15,750 stock options were exercised, both pursuant to the Plan. As of December 31, 1999, there were 48,850 options outstanding, none of which had been exercised. All stock options granted under the 1997 Stock Incentive Plan were settled as of February 23, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Wells is authorized to issue 1,100,000.0 shares of Class A common stock, par value $0.01 per share (the "Common Stock"). As of December 31, 1999, 744,392.5 shares of common stock were issued and outstanding.

         The following table sets forth certain information as of December 31, 1999, with respect to the shares of the Common Stock of the Company beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock and by all directors and executive officers of the Company (see footnotes below).

                                                     Beneficial Ownership
                      Security Ownership               Number of Shares     Percentage of Total
                      ------------------               ----------------     -------------------
Wells Holdings Limited Partnership (a)
   600 Madison Avenue, New York, New York 10022 .......     560,000.0               75.23%
Russell W. Kupiec (b) .................................      42,310.0                5.68%
W. Russell Asher (c) ..................................      46,125.0                6.20%
Lynn F. Brown (d) .....................................       5,437.5                   *
William J. Milam (e) ..................................      13,350.0                1.79%
David J. Raymonda (f) .................................      30,125.0                4.05%
Todd Goodwin (a) ......................................     560,000.0               75.23%
Edward R. Heiser (g) ..................................      16,000.0                2.15%
Leo A. McCafferty (h) .................................       2,500.0                   *
Lewis W. van Amerongen (a) ............................     560,000.0               75.23%
All Executive Officers and Directors
    as a Group (11 Persons) ...........................     715,847.5               96.17%

------------------
   *     Denotes less than 1%.

     (a) Wells Holdings Limited Partnership ("Wells Holdings") is a limited partnership of which GGvA is the general partner. As such, GGvA exercises sole voting and investment power with respect to the shares owned by Wells Holdings. Messrs. Goodwin and van Amerongen, directors of the Company, are partners in GGvA, with the shared power to direct the actions of GGvA, and may be deemed to beneficially own the shares owned by Wells Holdings by virtue of their status and rights such as partners. The address for Messrs. Goodwin and van Amerongen is c/o Wells Holdings. Wells Holdings is the successor limited partnership to The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (collectively, "Fulcrum III"). Fulcrum III was a limited partnership of which GGvA was the sole general partner. GGvA has informed the Company that all of the shares owned by Fulcrum III have been transferred to Wells Holdings.

     (b)  The address for Mr. Kupiec is c/o the Company.

     (c)  The address for Mr. Asher is c/o the Company.

     (d) The address for Mr. Brown is c/o the Company. The number of shares held by Mr. Brown includes 2,500 shares issuable upon exercise of outstanding options.

     (e) The address for Mr. Milam is c/o the Company. The number of shares held by Mr. Milam includes 750 shares issuable upon exercise of outstanding options.

     (f)  The address for Mr. Raymonda is c/o the Company.

     (g)  The  address for Mr.  Heiser is 33 Gray Heron  Retreat,  Savannah,  GA
          31411.

     (h)  The address for Mr. McCafferty is 13406 Bottom Road, Hydes, MD 21082.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

         In connection with the acquisition of the Company in 1987, the Company entered into a Stock Purchase Agreement with Fulcrum III. Subject to certain restrictions, Fulcrum III had certain demand and "piggyback" rights to have its shares of Class A common stock registered under the Securities Act. The Company had agreed to pay the costs and expenses associated with two such registrations, except for discounts and commissions. As successor to Fulcrum III, Wells Holdings has succeeded to these rights. This Agreement was terminated as of February 23, 2000.

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

    The Supply Agreement commenced in 1988 and was renewed on numerous occasions. During 1997, negotiations to extend the Venalum Agreement or enter into a new supply agreement were not successful. The Supply Agreement expired on December 31, 1997, although the last scheduled delivery of primary aluminum and aluminum billet under the Supply Agreement was received in January 1998. Pursuant to the Venalum Agreement, the Company purchased $5.4 million and $69.6 million of primary aluminum and aluminum billet from Venalum in 1998 and 1997, respectively.

         In 1987, the Company entered into an agreement with GGvA, pursuant to which GGvA provides financial advisory and other services to the Company. For such services, GGvA was paid an annual retainer of $250,000 in 1997, and $350,000 in 1998 and 1999, plus reimbursement for its out-of-pocket expenses. In addition, GGvA received a fee of $500,000 for financial advisory and other services in connection with the Recapitalization in 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)    Financial Statements

     1.   Financial Statements

     The following financial statements of the Company are included in Item 8 of this report:

          -    Report of Independent Auditors
          -    Balance Sheets as of December 31, 1999 and 1998
          - Statements of Operations for the years ended December 31, 1999, 1998 and 1997
          - Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
          - Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
          -    Notes to the Financial Statements

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

  (b)   Exhibits


          27.1 Financial Data Schedule.

  (c)  Reports on 8-K

     The Company did not file any reports on Form 8-K during the year ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Baltimore, State of Maryland, on March 24, 2000.

                                          Wells Aluminum Corporation


                                          By:  /s/ Russell W. Kupiec
                                          ---------------------------
                                          Russell W. Kupiec
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                Title                       Date
              ---------                -----                       ----

/s/ Russell W. Kupiec           Principal Executive Officer      March 24, 2000
---------------------------     and Director
      Russell W. Kupiec

/s/ W. Russell Asher            Chief Financial Officer and      March 24, 2000
---------------------------     Director
      W. Russell Asher

/s/ David J. Raymonda           Principal Accounting Officer     March 24, 2000
---------------------------
      David J. Raymonda

/s/ Lynn F. Brown               Director                         March 24, 2000
---------------------------
       Lynn F. Brown

                                Director                         March __, 2000
---------------------------
       Odd S. Gullberg

/s/ Kendrick T. Wallace         Director                         March 24, 2000
---------------------------
      Kendrick T. Wallace

/s/ Ivar  Hafsett               Director                         March 24, 2000
---------------------------
      Ivar  Hafsett